Form 10-Q
period 2008-08-14
One e Commerce CORP
filed 2008-08-14
CIK 1425919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

One e Commerce Corporation
(Exact name of small business issuer as specified in its charter)

Nevada                               87-0531751
(State of incorporation)               (Employer IRS Number)

                              One Clyde Street, Golf, Illinois,                                                                                  60029-0083
                          (Address of principal executive offices)                                                                         (Zip Code)

(312) 983-8980
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

As of June 30, 2008, there were 18,317,200 shares of the issuer’s common stock outstanding.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)
Statements of Operations for periods ended June 30, 2008 and 2007 (Unaudited)
Statements of Cash Flows for periods ended June 30, 2008 and 2007 (Unaudited)
Notes to Financial Statements (Unaudited)

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4T.        CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.                            LEGAL PROCEEDINGS

ITEM 1A.                         RISK FACTORS

ITEM 2.                            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.                            DEFAULTS UPON SENIOR SECURITIES

ITEM 4.                            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.                            OTHER INFORMATION

ITEM 6.                            EXHIBITS

SIGNATURES

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, other than statements of historical facts that address future activities, events or developments   are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management are subject to a number of risks and uncertainties that may cause actual results to differ materially.  Such risks include, among others, the following: international, national and local general economic and marked conditions:  our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  As used in this Form 10-Q, unless the context requires otherwise, “we" or "us" or the "Company" means One eCommerce Corporation.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

One eCommerce Corporation
Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Current Assets

Cash	$-	$-

Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Notes payable - stockholder (Note 4)	$484,458	$484,458
Accrued interest payable - stockholder	402,302	378,080

Total current liabilities	886,760	862,538

Stockholders' Equity (Deficit)

Preferred Stock: $.001 par value, 500,000 shares authorized, no shares isued	-	-
Common stock: $.001 par value, 50,000,000 shares authorized, 18,317,200 shares issued and outstanding at June 30, 2008 and December 31, 2007.	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Retained deficit	(3,068,586)	(3,044,364)
Total Stockholder's Equity (Deficit)	(886,760)	(862,538)

Total Liabilities & Stockholder's equity (deficit)	$-	$-

See accompanying notes to the financial statements.

One eCommerce Corporation
Statements of Operations

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-

Expenses	-	$150	$-	$150

Income (loss) from operations	-	(150)	$-	(150)

Other income (expenses):
Interest expense	(12,111)	(12,111)	$(24,222)	$24,223

Loss before income taxes	(12,111)	(12,261)	(24,222)	(24,373)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(12,111)	$(12,261)	$(24,222)	$(24,373)

Basic and diluted loss per share	$-	$-	$-	$-

Basic and diluted weighted average shares outstanding	18,317,200	21,793,574	18,317,200	34,907,532

See accompanying notes to the financial statements.

One eCommerce Corporation
Statements of Cash Flows
For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:	(unaudited)	(unaudited)

Net Loss	$(24,222)	$(24,373)
Adjustments to reconcile net loss to net cash provided by operating activities
Accrued interest payable	24,222	24,373

Net cash flows from operating activities	-	-

Cash Flows from Investing Activity:

Net cash flows from investing activities	-	-

Cash Flows from Financing Activity:

Net cash flows from financing activities	-	-

Increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

Supplemental cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

See accompanying notes to the financial statements.

NOTE 1 – NATURE OF BUSINESS

Nature of Business

One eCommerce Corporation (the “Company”) was organized under the laws of the State of Nevada on September 14, 1994, under the name Arianne Co. The Company changed its name on March 30, 1999 to One eCommerce Corporation in connection with the acquisition of One Commerce Corporation on March 30, 1999 and an associated reverse merger and forward stock split.

The Company has had no material business activities since the cessation of the operations of its wholly owned subsidiary, One Commerce Corporation, at the end of 2001.  Prior to 2001, the Company did have substantive operations and revenues and, accordingly, the Company has not been reflected as a development stage enterprise in the accompanying financial statements.

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the year ended December 2007, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10 for the year ended December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Deferred Income Taxes

Deferred income taxes are provided based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes”, to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at that time.

As of December 31, 2007, the Company had available approximately $2,666,284 of net operating loss carry forwards to reduce future Federal income taxes. The company has Federal tax returns due for prior periods but no accrued tax liability.  No deferred tax asset has been recorded for these net operating loss carry forwards as of December 31, 2007 and 2006, due to the uncertainty surrounding their realizations as a result of the Company’s recurring losses.

These net operating loss carry forwards would have limited value to the Company in the event of a material change in control or ownership and all such losses are subject to the Internal Revenue Service Code which limit their applicability in the event ownership and control changes.

Fair Value of Financial Instruments

At June 30, 2008 and December 31, 2007, the carrying amounts of the Company’s notes payable to stockholder do not approximate fair value.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has suffered recurring losses from operations and currently has no revenue or assets.

The Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In this regard, the Company’s Management may raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies.  There is no assurance that the Company will be successful in raising additional capital.

NOTE 4 – NOTES PAYABLE TO STOCKHOLDER

The Company is currently indebted to John B. Welch, Chairman of the Board of Directors of the Company, per the schedule of notes below. In the event he elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of June 30, 2008, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and as of June 30, 2008 and December 31, 2007, an aggregate accrued interest amount of $402,302 and $378,080, respectively, is due and payable.   While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

Issue Date	Interest Rate	Maturity Date	Conversion Rate	Amount
December 31, 1999	10%	December 31, 2000	$0.1000	$190,010
December 31, 1999	10%	December 31, 2000	$0.1000	72,580
April 27, 2000	10%	July 27, 2000	$0.0054	98,168
May 16, 2000	10%	July 27, 2000	$0.1000	75,000
July 19, 2000	10%	September 19, 2000	$0.0054	33,700
September 28, 2000	10%	December 28, 2000	$0.0054	15,000

				$484,458

NOTE 5 – STOCKHOLDER’S EQUITY TRANSACTIONS

Since December 31, 2007, there have been no stockholder equity transactions.

NOTE 6 – CORPORATE OVERHEAD

Since 2001, the Company has not been charged corporate overhead for service performed by its two officers, for office rent, professional fees and other administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

One eCommerce Corporation (The Company) was originally incorporated on September 14, 1994, under the laws of the State of Nevada.

There is limited trading activity on the Company’s common shares which are quoted over-the-counter on the “Pink Sheets.” The Company’s symbol is ONCE.PK

The Company has had no operations, assets, or, new liabilities since 2001 and accordingly is a “shell company” that is, a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company or companies, or other entity or person.  As the Company had previously been an operating company and had ceased to be a development stage company it is not being reported as a development stage company for financial reporting purposes.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock may thereby be quoted on the OTC Bulletin Board.

EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RESULTS OF OPERATIONS

The Company had no revenue in the first six months of 2008 and in 2007; and no general and administrative expenses in the first six months of 2008 and only $150 in 2007.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since 2000. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity.

Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

TYPE OF BUSINESS ACQUIRED

The type of business to be acquired may be one that desires to avoid affecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

ONLY TWO DIRECTORS AND OFFICERS

Because management consists of only two people while seeking a business combination; John Welch, the company’s Chairman and Harry Nass, the Company’s President, they will be the only two persons responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its two officers and directors when selecting a target company. Mr. Welch and Mr. Nass anticipate devoting only a limited amount of their time per month to the business of the Company. Neither Mr. Welch nor Mr. Nass has entered into a written employment agreement with the Company and they are not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Welch nor Mr. Nass. The loss of the services of Mr. Welch or Mr. Nass would adversely affect development of the Company's business and its likelihood of continuing operations.

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officers and directors. Mr. Welch and Mr. Nass have other business interests to which they currently devote attention and it is expected they will continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company (See Dependence upon Management; Limited Participation of Management).

It is anticipated that the Company’s two principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the  Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be  sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the two principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known on a timely basis to the officers who certify its financial reports and the Company’s board of directors. Based on their evaluation as of June 30, 2008, the principal President and the Chairman of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2008 and for the six months prior, the company was not a party to any legal proceedings.

ITEM 2.                            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                            DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                            OTHER INFORMATION

None

ITEM 6.                            EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

August 14, 2008                                                       One eCommerce Corporation

By:               /s/  Harry Nass
  Harry Nass
President and Chief Executive Officer