Form 10-Q
period 2008-11-14
One e Commerce CORP
filed 2008-11-14
CIK 1425919

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

As of September 30, 2008, there were 18,317,200 shares of the issuer’s common stock outstanding.

                              TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

    Condensed Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)
    Condensed Statements of Operations for three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and 2007 (Unaudited)
    Condensed Statements of Cash Flows for nine months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and 2007 (Unaudited)
    Notes to Condensed Financial Statements (Unaudited)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4T.   CONTROLS AND PROCEDURES

PART II      OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ITEM 1A   RISK FACTORS

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
One eCommerce Corporation
Condensed Balance Sheets

Assets
	September 30, 2008	December 31, 2007
	(unaudited)
Current Assets

Cash	$-	$-

Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities

Notes payable - stockholder (Note 4)	$484,458	$484,458
Accrued interest payable - stockholder	414,413	378,080

Total Current Liabilities	898,871	862,538

Stockholders' Equity (Deficit)

Preferred Stock: $.001 par value, 500,000 shares authorized, no shares issued	-	-
Common stock: $.001 par value, 50,000,000 shares authorized, 18,317,200 shares issued and outstanding at September 30, 2008 and December 31, 2007.	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Retained deficit	(3,080,697)	(3,044,364)
Total Stockholder's Deficit	(898,871)	(862,538)

Total Liabilities & Stockholder's Deficit	$-	$-

See accompanying notes to the condensed financial statements

         One eCommerce Corporation
Condensed Statements of Operations

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-

Expenses	-		$-	$150

Income (loss) from
operations	-	-	$-	(150)

Other income (expenses):
Interest expense	(12,111)	(12,111)	$(36,333)	$(36,333)

Loss before income taxes	(12,111)	(12,111)	(36,333)	(36,483)

Provision for (benefit from)
income taxes	-	-	-	-

Net loss	$(12,111)	$(12,111)	$(36,333)	$(36,483)

Basic and diluted loss per share	$-	$-	$-	$-

Basic and diluted weighted average shares outstanding	18,317,200	18,317,200	18,317,200	29,429,244

See accompanying notes to the condensed financial statements

One eCommerce Corporation
Condensed Statements of Cash Flows

For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:	(unaudited)	(unaudited)

Net Loss	$(36,333)	$(36,483)
Adjustments to reconcile net loss to net cash provided by operating activities
Accrued interest payable	36,333	36,483

Net cash flows from operating activities	-	-

Cash Flows from Investing Activity:

Net cash flows from investing activities	-	-

Cash Flows from Financing Activity:

Net cash flows from financing activities	-	-

Increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

Supplemental cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

See accompanying notes to the condensed financial statements

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

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the year ended December 2007, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10 for the year ended December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of December 31, 2007, the Company had available approximately $2,666,284 of net operating loss carry forwards to reduce future Federal income taxes. The company has Federal tax returns due for prior periods but no accrued tax liability.  No deferred tax asset has been recorded for these net operating loss carry forwards as of September 30, 2008 and December 31, 2007, due to the uncertainty surrounding their realizations as a result of the Company’s recurring losses.

These net operating loss carry forwards would have limited value to the Company in the event of a material change in control or ownership and all such losses are subject to the Internal Revenue Service Code which limit their applicability in the event ownership and control changes.

Fair Value of Financial Instruments

At September 30, 2008 and December 31, 2007, the carrying amounts of the Company’s notes payable to stockholder do not approximate fair value.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has suffered recurring losses from operations and currently has no revenue or assets.

The Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. In this regard, the Company’s Management may raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies.  There is no assurance that the Company will be successful in raising additional capital.

NOTE 4 – NOTES PAYABLE TO STOCKHOLDER

The Company is currently indebted to John B. Welch, Chairman of the Board of Directors of the Company, per the schedule of notes below. In the event he elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of September 30, 2008, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and as of September 30, 2008 and December 31, 2007, an aggregate accrued interest amount of $414,413 and $378,080, respectively, is due and payable.   While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.
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

RESULTS OF OPERATIONS

The Company had no revenue in the first nine months of 2008 and in 2007; and no general and administrative expenses in the first nine months of 2008 and only $150 in 2007.

LIQUIDITY AND CAPITAL RESOURCES

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

ITEM 3.  RISK FACTORS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known on a timely basis to the officers who certify its financial reports and the Company’s board of directors. Based on their evaluation as of September 30, 2008, the principal President and the Chairman of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2008 and for the nine months prior, the company was not a party to any legal proceedings.

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

November 14, 2008                                                                   One eCommerce Corporation

By:               /s/  Harry Nass

                President and Chief Executive Officer