Form 10-K
period 2008-12-31
One e Commerce CORP
filed 2009-03-31
CIK 1425919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2008

———————

One e Commerce Corporation

(Name of small business issuer in its charter)

———————

Nevada	1-10185	87-0531751
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Clyde Street, Golf, Illinois  60029-0083

(Address of Principal Executive Office) (Zip Code)

(312) 983-8980

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008, the last business day of the registrant's fourth fiscal quarter, was approximately $99,492 based on the closing price reported on such date of the registrant's common stock.

As of March 20, 2009, the number of outstanding shares of the registrant's common stock was 18,317,200.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Description of Business,” are, or may be deemed to be, forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management are subject to a number of risks and uncertainties that may cause actual results to differ materially.  Such risks include, among others, the following: international, national and local general economic and market conditions:  our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  As used in this Form 10, unless the context requires otherwise, “we" or "us" or the "Company" means One eCommerce Corporation.

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•

Lack of operating history, operating revenue or earnings history.

•

Dependence on key personnel.

•

Fluctuation in quarterly operating results and seasonality in certain of our markets.

•

Our ability to raise capital to fund our operations.

•

Our ability to successfully integrate and operate acquired or newly formed entities, ventures and or subsidiaries.

•

Changes in laws and regulations that affect our operations.

Available Information

The Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

GENERAL

One eCommerce Corporation (the "Company") was organized under the laws of the State of Nevada on September 14, 1994, under the name Arianne Co. The Company changed its name on March 30, 1999 to One eCommerce Corporation in connection with the acquisition of One Commerce Corporation on March 30, 1999 and an associated reverse merger and forward stock split.

There is limited trading activity on the Company's common shares which have been quoted on the "OTC Bulletin Board under the symbol "ONCE" since January 2009.  Prior to that time, our common stock was traded over the counter on the "Pink Sheets".

The Company has had no operations, assets, or, new liabilities since 2001. The Company has no specific business plan or purpose and has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company or companies.

Since coming out of bankruptcy at the close of the 2001 calendar year, the Company has been in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No 7, "Accounting and Reporting by Development Stage Enterprises," and has not realized any significant revenue from operations.

As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock may thereby be quoted on the OTC Bulletin Board.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons.  The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Customers

The Company currently has no customers.

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

Facilities

The Company currently maintains a mailing address at One Clyde Street, Golf, Illinois, 60029. The Company's telephone number there is (312) 983-8980. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually fulltime by other businesses of the Company's chairman.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to office facilities.

ITEM 1A.

RISK FACTORS

Forward-Looking and Cautionary Statements

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Annual Report on Form 10-K before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our Common stock could decline, and you could lose all of your investment.

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our limited operating history makes it difficult to assess our potential or predict future results.

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

There is no agreement for a business combination and no minimum requirements for a business combination exist, and there is no assurance that an acceptable business combination will occur.

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

There is no assurance the Company will achieve profitability or be successful.

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

There is no assurance that the Company will acquire an acceptable type of business.

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

There is no assurance the Company will diversify its operations to reduce risk to shareholders.

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

There are only two directors and officers, and the loss of either of them would be detrimental to the Company.

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

The Company is dependent on its management, and management has limited participation in the Company.

The Company will be entirely dependent upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Conflicts of interest exist between the Company and its officers and directors, who may not act in the best interest of the Company.

Certain conflicts of interest exist between the Company and its officers and directors. Mr. Welch and Mr. Nass have other business interests to which they currently devote attention and it is expected they will continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company (See Management, Conflicts of Interest).

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

Existing shareholders’ positions may be diluted if the Company issues additional stock to finance the Company’s operations, growth, or acquisitions.

The Company has no funds, and as such, may not be adequate to take advantage of any available business opportunities. Even if the  Company is able to secure funds from its officers which prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be  sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the two principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

The Company’s success may be dependent upon its ability to obtain qualified outside advisors.

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

You may lose your investment in the shares, which are considered “penny stocks”.

An investment in the shares involves a high degree of risk.  An investment in the shares is suitable only for investors who can bear a loss of their entire investment.

We have no intention to pay dividends on our common stock. For the near-term, we intend to retain remaining future earnings, if any, to finance our business plan and do not anticipate paying any cash dividends with respect to our common stock.

The issuance of preferred stock may have the effect of preventing a change of control and could dilute the voting power of our common stock and reduce the market price of our common stock.

Since January 2009, our common stock has been listed on the Over the Counter Bulletin Board market under the symbol “ONCE”. There has been little or no trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained.  As a result, investors may be unable to sell their shares of our common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the rules generally require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the liquidity of penny stocks.  Our common stock is subject to the penny stock rules, and investors acquiring shares of our common stock may find it difficult to sell their shares of our common stock.

There may be a scarcity of and/or significant competition for business opportunities and combinations, therefore the Company may never complete such a transaction.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities,  including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

A potential acquisition may be delayed or precluded due to reporting requirements.

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10K, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the registration Statements on Form 10 filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

The Company lacks market research and a marketing organization to evaluate potential transactions.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

It is probable that an acquisition or combination will result in a change of control of the company and/or management.

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current two major shareholders of the Company may agree to sell or transfer all or a portion of the Company's common stock they own so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

It is probable that the value of common shares will be diluted upon a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

There is a limited public market for our common stock, and there is no assurance a market will develop.

There is currently limited public market for the Company's common stock, and no assurance can be given that a larger more liquid market will develop or that a shareholder ever will be able to liquidate their investment without considerable delay, if at all. If a larger more liquid market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the Company’s securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

The Company must register all future issuances of common stock; such registration is not assured and requires commitment of financial resources.

It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered  under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

The secondary market for the Company’s securities is limited by Blue Sky considerations.

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

ADDITIONAL RISKS DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

A business acquisition may be severely limited or negatively impacted by taxation of the transaction.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Actions may be structured so as to result in tax-free treatment to both companies, pursuant to various business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at One Clyde Street, Golf, Illinois, 60029. The Company's telephone number there is (312) 983-8980. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually fulltime by other businesses of the Company's chairman.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to office facilities.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “ONCE.”  Throughout fiscal 2007 and 2008, and until January 2009, our common stock was traded on the Pink Sheets under the symbol ONCE.PK.  The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2007
Quarter Ended March 31, 2007	$0.025	$0.025
Quarter Ended June 30, 2007	0.025	0.025
Quarter Ended September 30, 2007	0.040	0.020
Quarter Ended December 31, 2007	0.040	0.010
Fiscal 2008
Quarter Ended March 31, 2008	$0.040	$0.015
Quarter Ended June 30, 2008	0.015	0.010
Quarter Ended September 30, 2008	0.010	0.010
Quarter Ended December 31, 2008	0.010	0.010

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Our common stock trades on the OTC Bulletin Board under the symbol ONCE. Until January 2009, our common stock was traded on the Pink sheets under the same symbol. Historically, our common stock was classified as a penny stock. Based on the trading prices during 2007, our common stock was considered a penny stock for purposes of federal securities laws.

If our common stock were to once again fall under the penny stock regulations, it may be difficult to trade the stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock, and impede the sale of the stock.

Holders of Record

As of December 31, 2008, there were approximately 109 holders of record of our common stock and 18,317,200 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

ITEM 6.

SELECT FINANCIAL DATA

Two Year Financial Summary

	Year Ended December 31,
Statement of Operations	2008	2007
Revenue	$––	$––
Cost of revenues	––	––
Gross profit	––	––
Operating costs	26,031	150
Operating loss	(26,031)	(150)
Interest expense	48,446	48,446
Other income	––	––
Loss from operations	$(74,477)	$(48,596)

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of this report. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-K are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

GENERAL

The company has had no material business since the cessation of the operations of its wholly owned subsidiary, One Commerce Corporation at the end of 2001.  Since coming out of bankruptcy at the close of the 2001 calendar year, the Company has been in the development stage and has not realized any significant revenue from operations.  It is primarily engaged in pursuing a merger or other acquisition with an unidentified company or companies.

Results of Operations

The Company had no revenue in 2008 and 2007.  General and administrative expenses totaled $26,031 in 2008 and $150 in 2007. General and administrative expenses in 2008, specifically auditing fees and other fees related to SEC filings, were paid directly to the service provides by the Company's officers in the form of check or wire transfer. We recorded these payments, as accounts payable - related party.  .

Plan of Operations

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred. If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

MANAGEMENT

The Company is in the development stage and currently has no full time employees. Mr. John Welch is the Company’s Chairman of the Board of Directors and Mr. Harry Nass is the Company’s President. They are the Company’s sole officers, directors, and controlling shareholders.All references herein to management of the Company are to Mr. Welch and Mr. Nass. Msrs. Welch and Nass have agreed to allocate a limited portion of their time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Msrs Welch and Nass and the potential demands of the Company's activities. (See Item 7,"Certain Relationships and Related Transactions Conflicts of Interest") The amount of time spent by Msrs. Welch and Nass on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Msrs. Welch and Nass will actually be required to spend to locate a suitable target company. Msrs. Welch and Nass estimate that the business plan of the Company can be implemented by devoting less than 10 hours per month but such figure cannot be stated with precisely.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the  application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches,  change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions may require prior approval of the stockholders.  In the event a proposed business combination or business acquisition transaction requires stockholder approval, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders may have the right, buy usually do not, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management) Although there are no current plans to do so, Company management may hire an outside consultant to assist in the investigation and selection of business opportunities, and may pay a finder's fee. Since Company’s management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, due to the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

In analyzing potential business opportunities, Company management  anticipates that it will consider, among other things, the following factors: potential for growth and profitability indicated by new technology, anticipated market expansion, or new products; the Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders; whether, following the business combination, the financial condition of the significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission  (See Risk Factors You may lose your investment in the shares, which are considered “penny stocks”.)

Possible merger companies will be examined based on competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole; strength and diversity of existing management or management prospects that are scheduled for recruitment; the cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and the accessibility of required management expertise, personnel, raw  materials services, professional assistance, and other required  items. In regard to the possibility that the shares of the Company would qualify for listing on the NASDAQ Capital Markets, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible  assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less than $0.75 million in its latest fiscal year or in two of the last three fiscal  years;  (2) have a public float (i.e., shares that are not held by any  officer, director or 10% stockholder) of at least 1.0 million  shares;  (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to  management; a description of transactions between  such Company and its affiliates during the relevant periods;  a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like. As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and takes other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks) Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In certain transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed set forth remedies upon default, and include miscellaneous other terms. As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.  Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.

Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until a definitive agreement is executed.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for management to provide additional future funding. Should Management fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities. The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.  For information as to the Company’s policy in regard to payment for consulting services, see Certain Relationships and Transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will adopt this standard during the first quarter of 2009 and is currently evaluating the impact this standard will have on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

The above pronouncements are not currently expected to have a material effect on our financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheet as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the two years ended December 31, 2008 and 2007 and for the period from inception (December 31, 2001) through December 31, 2008, together with the independent registered public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On, September 13, 2007, the Company's Board of Directors and Senior Management authorized the engagement of PMB Helin Donovan, LLP, as the Company's independent registered accounting firm. The Company did not consult with PMB Helin Donovan, LLP, at any time prior to the 2007 engagement or subsequent thereto, including the Company's two most recent fiscal years ended through the date of this Report, regarding any of the matters or events set forth in Item  304(a)(2)(i) and(ii) of Regulation S-B.

ITEM 9A.

CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes, in accordance with generally accepted accounting principles.  The effectiveness of any system of internal control over financial reporting is subject to inherent limitations and therefore, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to the risk that the controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that as December 31, 2008, our internal controls over financial reporting were effective.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and its internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.

OTHER INFORMATION.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At December 31, 2008, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
John Welch	54	Chairman/Secretary/Treasurer
Harry Nass	53	President/Director

John Welch – Chairman, Chief Executive Officer

John Welch, age 54, is a graduate of Carthage College and completed advanced studies at The New York Institute of Finance. John has over 30 years of Wall Street experience and has developed a strong background in financial analysis. Mr. Welch has served on the boards of public companies and was a trustee of a public pension fund. Mr. Welch is not currently serving on any boards of public companies and has not served on any board in the prior 5 years.

Harry Nass – President and Director

Harry Nass, age 53, is President of Bridgehead Networks, Inc., is one of the two co-founders and has over thirty years experience developing and implementing communications, accounting, and business process systems. Mr. Nass has significant experience in both hardware and software design development, and has led start-ups in both manufacturing and service sectors, including telecommunications service companies. Mr. Nass was one of the early pioneers of providing competitive long distance services in the post-divestiture era.

Mr. Nass has also led several other businesses in the development and deployment of leading edge technologies, usually participating as a principal and also serving as President, Chief Operations Officer and Chief Technical Officer positions.  Mr. Nass has experience in building and selling businesses to publicly traded entities.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors.

The directors named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected at the annual stockholders meeting. Each director shall hold office until such director’s successor has been duly elected and qualified or until such director’s earlier resignation or removal. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the director or officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs. The director and officer will devote his time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than ten (10) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person and the officer or director is not acting on behalf of, or will act at the direction of, any other person.

ITEM 11.

EXECUTIVE COMPENSATION.

Currently, management of the Company requires less than ten (10) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company (see Certain Relationships and

Related Transactions). The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2009 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and “named executive officers”; and (iii) all of our executive officers and directors as a group:  Each of the persons named in the table have sole voting and investment power with respect to the shares beneficially owned.

Name and address of Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
John Welch	9,949,259	54.31%
Harry Nass	––	0.00%
All Directors and Executive Officers as a group (2 persons)	9,949,259	54.31%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)	Audit Fees.

Audit fees billed by PMB Helin Donovan, LLP (“Donovan”) for the audit of our annual financial statements included in on Form 10-12G dated May 8, 2008, and for the review of the financial statements included in the two Quarterly Reports on Form 10-Q filed with the SEC subsequent to that date totaled $22,587 for the year ended December 31, 2008, and $0 for the year ended December 31, 2007.

(b)	Audit-Related Fees.

There were no fees billed by Donavan during the years ended December 31, 2007 and 2008 for services rendered reportable as Audit-Related Fees.

(c)	Tax Fees.

There were no fees billed by Donavan during the years ended December 31, 2007 and 2008 for services rendered reportable as Tax Fees.

(d)	All Other Fees.

There were no other fees billed by Donavan during the years ended December 31, 2007 and 2008 for services rendered by or not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

PART IV

ITEM 15.

EXHIBITS.

(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit

Exhibit
Number

Description

23.1

Consent of Independent Registered Accounting Firm*

31.1

Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2

Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1

Section 1350 Certification of Principal Executive Officer.*

32.2

Section 1350 Certification of Principal Financial Officer.*

* Filed herewith

(c)	Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE ECOMMERCE CORPORATION

Date: March 30, 2008	By:	/s/ JOHN WELCH
John Welch Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2008.

Signature	Date	Title

/s/ JOHN WELCH	March 30, 2009	Chairman (principal executive officer)
John Welch

/s/ HARRY NASS	March 30, 2009	President (principal financial officer)
Harry Nass

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance sheets as of December 31, 2008 and 2007 (Audited)	F-3
Statements of operations for the years ended December 31, 2008 and 2007 and for the period from inception (December 31, 2001) through December 31, 2008, (Audited)	F-4
Statement of shareholders’ deficit for the years ended December 31, 2008 and 2007 and for the period from inception (December 31, 2001) through December 31, 2008 (Audited)	F-5
Statements of cash flows for the year ended December 31, 2008 and 2007 and for the period from inception (December 31, 2001) through December 31, 2008 (Audited)	F-6
Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors

Stockholders of One eCommerce Corporation

We have audited the accompanying balance sheets of One eCommerce Corporation (the "Company") as of December 31, 2007 and 2008, and the related statements of income, stockholders' deficit and cash flows for each of the years ended December 31, 2008 and 2007 and from December 31, 2001(Inception)  through December 31, 2008.  One eCommerce Corporation management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One eCommerce Corporation as of December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007 and from Inception  through December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that One eCommerce Corporation will continue as a going concern.  As discussed in Note 2, One eCommerce Corporation has incurred recurring operating losses and had a negative working capital at December 31, 2008.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB HELIN DONOVAN, LLP

Austin, Texas

March 30, 2009

One eCommerce Corporation

(A Development Stage Company)

Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$––	$––
TOTAL CURRENT ASSETS	––	––

TOTAL ASSETS	$––	$––

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable – related party	$26,031	$––
Notes payable related party, in default	484,458	484,458
Accrued interest, related party	426,526	378,080
TOTAL CURRENT LIABILITIES	937,015	862,538

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued
Common stock
50,000,000 shares authorized, $0.001
value; 18,317,000 shares issued and
outstanding at December 31, 2008 and 2007	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(365,303)	(290,826)
TOTAL STOCKHOLDERS' DEFICIT	(937,015)	(862,538)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$––	$––

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation

(A Development Stage Company)

Statement of Operations

	For the year Ended December 31, 2008	For the year ended December 31, 2007	From December 31, 2001 (Inception) through December 31, 2008

REVENUE	$––	$––	$––

OPERATING EXPENSES
General and administrative	26,031	150	26,181
Total Operating Expenses	26,031	150	26,181

LOSS FROM OPERATIONS	(26,031)	(150)	(26,181)

OTHER INCOME (EXPENSE)
Other Income	––		––
Interest Expense	(48,446)	(48,446)	(339,122)
Total Other Income (Expense)	(48,446)	(48,446)	(365,303)

LOSS BEFORE INCOME TAXES	(74,477)	(48,596)	(365,303)

INCOME TAX EXPENSE	––	––	––

NET LOSS	$(74,477)	$(48,596)	$(365,303)

NET LOSS PER SHARE,	$––	$––
BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,317,200	26,658,844

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation

(A Development Stage Company)

Statement of Stockholders' Deficit

December 31, 2008

	Common Stock		Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Deficit Accumulated During Development Stage	Stockholders’ Deficit
	Number Of Shares	Amount
Balance, December 31, 2001 (inception)	18,167,200	$18,167	$2,163,509	$––	$(2,753,538)	$––	$(571,862)

Net loss for the period ended December 31, 2002	––	––	––	––	––	(48,446)	(48,446)

Balance, December 31, 2002	18,167,200	18,167	2,163,509	––	(2,753,538)	(48,446)	(620,308)

Issuance of common stock	30,000,000	30,000	––	(30,000)	––	––	––

Net loss for the period ended December 31, 2002	––	––	––	––	––	(48,446)	(48,446)

Balance, December 31, 2003	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(96,892)	(668,754)

Net loss for the period ended December 31, 2004	––	––	––	––	––	(48,446)	(48,446)

Balance, December 31, 2004	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(145,338)	(717,200)

Net loss for the period ended December 31, 2005	––	––	––	––	––	(48,446)	(48,446)

Balance, December 31, 2005	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(193,784)	(765,646)

Net loss for the period ended December 31, 2006	––	––	––	––	––	(48,446)	(48,446)

Balance, December 31, 2006	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(242,230)	(814,092)

Reacquisition/cancelation of shares	(30,000,000)	(30,000)	––	30,000	––	––	––

Issuance of common stock	150,000	150	––	––	––	––	150

Net loss for the period ended December 31, 2007	––	––	––	––	––	(48,596)	(48,596)

Balance, December 31, 2007	18,317,200	18,317	2,163,509	––	(2,753,538)	(290,826)	(862,538)

Net loss for the period ended December 31, 2008	––	––	––	––	––	(74,477)	(74,477)

Balance, December 31, 2008	18,317,200	$18,317	$2,163,509	$––	$(2,723,538)	$(365,303)	$(937,015)

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the year ended December 31, 2008	For the year ended December 31, 2007	From December 31, 2001 (Inception) through December 31, 2008

Cash flows from operating activities:
Net profit/loss	$(74,477)	$(48,596)	$(365,303)
Adjustment to reconcile net loss
		––	––
Changes in assets and liabilities:
Increase (decrease) accrued liabilities	48,446	48,596	339,272
Increase (decrease) accounts payable – related party	26,031	––	26,031
Net cash used in operating activities	––	––	––

Cash flows from investing activities:	––	––	––

Cash flows from financing activities:	––	––	––

Net increase (decrease) in cash	––	––	––

Cash, beginning of period	––	––	––
Cash, end of period	$––	$––	$––

Supplemental Cash Flow Information:
Cash paid for interest	$––	$––	$––
Cash paid for income taxes	$––	$––	$––
Non-cash investing and financing activities
Stock issued for services	$––	$150	$150

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation

Notes to Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

One eCommerce Corporation (the “Company”) was organized under the laws of the State of Nevada on September 14, 1994, under the name Arianne Co. The Company changed its name on March 30, 1999 to One eCommerce Corporation in connection with the acquisition of One Commerce Corporation on March 30, 1999 and an associated reverse merger and forward stock split.

One Commerce Corporation was founded in 1995 and was headquartered in central Texas. In 1999, the Company acquired One Commerce Corporation, One Commerce Corporation’s wholly owned subsidiary, Corridor Technologies, Inc. (incorporated within the state of Texas), Corridor Voice & Data Services, LLC and Corridor Telecom, LLC (both limited liability companies having been registered in the state of Texas).  One Commerce Corporation also had been known formerly by doing business as Altcomm.

The business of the Company was carried out through its Texas subsidiary, One Commerce Corporation. None of the subsidiaries of One eCommerce Corporation was active after December 31, 2000.

During 2000, the subsidiaries of One Commerce Corporation (Corridor Technologies, Inc., Corridor Voice & Data Services, LLC and Corridor Telecom, LLC) ceased to do business, or never did any business, and were dissolved at the direction of the Company’s board of director’s.

As a result of unfavorable business conditions, One Commerce Corporation (as debtor) filed for Chapter 7 bankruptcy in the Western District of Texas (Austin) on April 23, 2001. One Commerce Corporation was discharged on October 25, 2001. There were no assets transferred nor were any payments made on the outstanding shareholder notes as the debtor had no assets at the time of filing.  As a result, the Company was forced to write off all of its investment in One Commerce Corporation in 2001.

Use of Estimates

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

Development Stage Activities

Since coming out of bankruptcy at the close of the 2001 calendar year, the Company has been in the development stage and has not realized any significant revenue from operations.  It is primarily engaged in pursuing a merger or other acquisition with an unidentified company or companies.

One eCommerce Corporation

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company compliesy with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not result in any material adjustments to the liability for unrecognized income tax benefits.

The Company's policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements, if applicable.

Loss per Common Share

The Company applies SFAS No. 128, "Earnings per Share," which requires two presentations of earnings (loss) per share-"basic" and "diluted."  Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the years ended December 31, 2008 and 2007, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our results of operations or financial position.

One eCommerce Corporation

Notes to Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We will adopt this standard during the first quarter of 2009, and we are currently evaluating the impact this standard will have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

The above pronouncements are not currently expected to have a material effect on our financial statements.

NOTE 2 - GOING CONCERN

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is currently indebted to John Welch, Chairman of the Board of Directors of the company per the schedule of notes below.

Issue Date	Interest Rate	Maturity Date	Conversion Rate	Amount
December 31, 1999	10%	December 31, 2000	$0.1000	$190,010
December 31, 1999	10%	December 31, 2000	$0.1000	72,580
April 27, 2000	10%	July 27, 2000	$0.0054	98,168
May 16, 2000	10%	July 27, 2000	$0.1000	75,000
July 19, 2000	10%	September 19, 2000	$0.0054	33,700
September 28, 2000	10%	December 28, 2000	$0.0054	15,000
				$484,458

One eCommerce Corporation

Notes to Financial Statements

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of December 31, 2008, and through this date, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and at December 31, 2008 and 2007, an aggregate accrued interest amount of $426,526 and $378,080, respectively, was due and payable.   While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

In 2008 Mr. Welch and Mr. Nass directly paid the Company’s auditing fees and other fees related to SEC filings in fiscal 2008, which totaled $26,031.

NOTE 4 – STOCKHOLDER’S EQUITY TRANSACTIONS

In 2003. The Company recorded a stock subscription of 30,000,000 shares of common stock in anticipation of obtaining a mining interest.  In May of 2007, subscribers of 30,000,000 shares of common stock petitioned to return the shares.  On May 7, 2007, the shares were returned to the treasury of the Company pursuant to management's request and were retired.

NOTE 5 – CORPORATE OVERHEAD

Since emerging from bankruptcy in 2001 (see Note 1), the Company has not been charged corporate overhead for service performed by its two officers, for office rent, professional fees and other administrative expenses.

NOTE 6 – INCOME TAXES

As of December 31, 2008, the Company had available approximately $931,859 of net operating loss carry forwards to reduce future Federal income taxes. The company has Federal tax returns due for prior periods but no accrued tax liability.  No deferred tax asset has been recorded for these net operating loss carry forwards as of December 31, 2008 and 2007, due to the uncertainty surrounding their realizations as a result of the Company’s recurring losses.

These net operating loss carry forwards would have limited value to the Company in the event of a material change in control or ownership and all such losses are subject to the Internal Revenue Service Code which limit their applicability in the event ownership and control changes.

At December 31, 2008 and 2007, we had a federal operating loss carry forward of $931,859 and $906,537, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:

	2008	2007
Current:
Federal	$––	$––
State	––	––
Deferred:	––	––
	$––	$––

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$931,859	$906,537
Total deferred tax assets	931,859	906,537
Less: Valuation allowance	(931,859)	(906,537)
Net Deferred Tax Assets	$––	$––

One eCommerce Corporation

Notes to Financial Statements

The valuation allowance for deferred tax assets increased by $25,322 and $15,523 during 2008 and 2007, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2008 and 2007.

Reconciliation between the expected tax benefit and reported tax expense for the years ended December 31:

	2008	2007

Federal tax benefit at federal statutory rate of 34%	(25,323)	(15,323)
Increase in valuation allowance for deferred tax asset	25,322	15,323
Effective tax rate	$-%	$-%