Form 10-Q
period 2009-03-31
One e Commerce CORP
filed 2009-05-11
CIK 1425919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 1-10185

———————

 One e Commerce Corporation

Exact name of registrant as specified in its charter)

———————

Nevada	87-0531751
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Clyde Street, Golf, Illinois, 60029-0083

 (Address of Principal Executive Office) (Zip Code)

((312) 983-8980

Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☑No ☐

As of April 30, 2008, there were 18,317,200 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

ITEM 1.

FINANCIAL STATEMENTS

3

Balance Sheets asof March 31, 2009 (Unaudited)and December 31, 2008 (Audited)

3

Statements of Operations for the Periods ended March 31, 2009 and 2008 and for the Period from Inception
(December 31, 2001) through March 31, 2009 (Unaudited)

4

Statements of Cash Flows for the Periods Ended March 31, 2009 and 2008 and for the Period from Inception
(December 31, 2001) through March 31, 2009 (Unaudited)

5

NOTES TO FINANCIAL STATEMENTS

6

PART II OTHER INFORMATION

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

9

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURESS ABOUT MARKET RISK

10

ITEM 4T.

CONTROLS AND PROCEDURES.

10

ITEM 1.

LEGAL PROCEEDINGS

11

ITEM 1A.

RISK FACTORS.

11

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

11

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

ITEM 5.

OTHER INFORMATION

11

ITEM 6.

EXHIBITS

11

SIGNATURES

12

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

One eCommerce Corporation

(A Development Stage Company)

Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets
Cash	$––	$––
TOTAL CURRENT ASSETS	––	––

TOTAL ASSETS	$––	$––

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable – related party	$31,752	$26,031
Convertible notes payable – related party, in default	484,458	484,458
Interest payable – related party	438,637	426,526
TOTAL CURRENT LIABILITIES	954,847	937,015

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued	––	––
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(383,135)	(365,303)
TOTAL STOCKHOLDERS' DEFICIT	(954,847)	(937,015)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$––	$––

See accompanying notes to the condensed financial statements.

One eCommerce Corporation

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the year Ended March 31, 2009	For the year ended March 31, 2008	From December 31, 2001 (Inception) Through March 31, 209

REVENUE	$––	$––	$––

OPERATING EXPENSES
General and administrative	5,721	––	31,902
Total Operating Expenses	5,721	––	31,902

LOSS FROM OPERATIONS	(5,721)	––	(31,902))

OTHER INCOME (EXPENSE)
Other Income	––	––	––
Interest Expense	(12,111)	(12,111)	(351,233)
Total Other Income (Expense)	(12,111)	(12,111)	(351,233)

LOSS BEFORE INCOME TAXES	(17,832)	(12,111)	(383,135)

INCOME TAX EXPENSE	––	––	––

NET LOSS	$(17,832)	$(12,111)	$(383,135)

NET LOSS PER SHARE,
BASIC AND DILUTED	$––	$––
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,317,200	18,317,200

See accompanying notes to the condensed financial statements

One eCommerce Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the quarter Ended March 31, 2009	For the quarter ended March 31, 2008		From December 31, 2001 (Inception) Through March 31, 209

Cash flows from operating activities:
Net profit/loss	$(17,832)		$(12,111)		$(383,135)
Adjustment to reconcile net loss
Changes in assets and liabilities:
Increase (decrease) accounts payable – related party	5,721		––		344,993
Increase (decrease) interest payable – related party	12,111		12,111		38,142
Net cash used in operating activities	––		––		––

Cash flows from investing activities:	––		––		––

Cash flows from financing activities:	––		––		––

Net increase (decrease) in cash	––		––		––

Cash, beginning of period	––		––		––
Cash, end of period	$––		$––		$––

Supplemental Cash Flow Information:

Cash paid for interest	$––	$		$
Cash paid for income taxes	$––		$––		$––

See accompanying notes to the condensed financial statements

One eCommerce Corporation

(A Development Stage Company)

Notes to Financial Statements

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

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the quarter ended March 31, 2009, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2008.

NOTE 2 – DEVELOPMENT STAGE ACTIVITIES

Since coming out of bankruptcy at the close of the 2001 calendar year, the Company has been in the development stage and has not realized any significant revenue from operations. It is primarily engaged in pursuing a merger or other acquisition with an unidentified company or companies.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

One eCommerce Corporation

(A Development Stage Company)

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Loss per Common Share

The Company applies SFAS No. 128, "Earnings per Share," which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the quarters ended March 31, 2009 and 2008, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 5) have not been included in the determination of loss per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (”SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 did not have a material impact on the Company’s financial condition or results of operation.

On May 5, 2008, Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, was issued. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the U.S. The adoption of this standard did not impact the presentation of the Company’s financial position or results of operations.

NOTE 4 - GOING CONCERN

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

One eCommerce Corporation

(A Development Stage Company)

Notes to Financial Statements

NOTE 5 – NOTES PAYABLE TO STOCKHOLDER

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
				$484,458

In the event he elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares. The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default. As of March 31, 2009, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and as of March 31, 2009, and December 31, 2008, an aggregate accrued interest amount of $438,637 and $426,526, respectively, is due and payable.  While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

NOTE 6 – STOCKHOLDER’S EQUITY TRANSACTIONS

Since December 31, 2008, there have been no stockholder equity transactions.

NOTE 7 – CORPORATE OVERHEAD

Since emerging from bankruptcy in 2001 (see Note 1), the Company has not been charged corporate overhead for service performed by its two officers, for office rent, professional fees and other administrative expenses.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the quarter ended March 31, 2009, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

The Company had no revenue in since inception (December 31, 2001). During the three months ended March 31, 2009 and 2008, general and administrative expenses totaled $5,721 and $0, respectively. General and administrative expenses in 2009, specifically accounting fees and other fees related to SEC filings, were paid directly to the service provides by the Company's officers in the form of check or wire transfer. We recorded these payments, as accounts payable - related party.

PLAN OF OPERATIONS

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this filing, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURESS ABOUT MARKET RISK

None.

ITEM 4T.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and President conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures are ineffective due to the limited resources of the Company.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As of March 31, 2009 and for the three months prior, the company was not a party to any legal proceedings.

ITEM 1A.

RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

May 11, 2009	One eCommerce Corporation

	By:	/s/ HARRY NASS
Harry Nass President and Chief Executive Officer

12