Form 10-Q
period 2009-06-30
One e Commerce CORP
filed 2009-08-05
CIK 1425919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

 Yes ☑No ☐

As of July 31, 2009, there were 18,317,200 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

ITEM 1.

FINANCIAL STATEMENTS

1

Balance Sheets as of June 30, 2009 (Unaudited)and December 31, 2008

1

Statements of Operations for the Periods ended June 30, 2009 and 2008 and for the Period from Inception
(December 31, 2001) through June 30, 2009 (Unaudited)

2

Statements of Cash Flows for the Periods Ended June 30, 2009 and 2008 and for the Period from Inception
(December 31, 2001) through June 30, 2009 (Unaudited)

3

NOTES TO FINANCIAL STATEMENTS

4

PART II OTHER INFORMATION

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

7

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURESS ABOUT MARKET RISK

8

ITEM 4T.

CONTROLS AND PROCEDURES.

8

ITEM 1.

LEGAL PROCEEDINGS

9

ITEM 1A.

RISK FACTORS.

9

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

9

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

9

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5.

OTHER INFORMATION

9

ITEM 6.

EXHIBITS

9

SIGNATURES

10

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

One eCommerce Corporation

(A Development Stage Company)

Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets
Cash	$––	$––
TOTAL CURRENT ASSETS	––	––

TOTAL ASSETS	$––	$––

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable - related party	$34,012	$26,031
Convertible notes payable - related party, in default	484,458	484,458
Interest payable - related party	450,748	426,526
TOTAL CURRENT LIABILITIES	969,218	937,015

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued	––	––
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(397,506)	(365,303)
TOTAL STOCKHOLDERS' DEFICIT	(969,218)	(937,015)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$––	$––

See accompanying notes to the condensed financial statements.

One eCommerce Corporation

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended June 30		For the six months ended June 30		From December 31, 2001 (Inception) through June 30,
	2009	2008	2009	2008	2009
REVENUE	$––	$––	$––	$––	$––

OPERATING EXPENSES
General and Administrative	2,260	––	7,981	––	34,162
Total Operating Expenses	2,260	––	7,981	––	34,162

LOSS FROM OPERATIONS	(2,260)	––	(7,981)	––	(34,162)

OTHER INCOME (EXPENSE)
Other Income	––	––	––	––	––
Interest Expense	(12,111)	(12,111)	(24,222)	(24,222)	(363,344)
Total Other Income (Expense)	(12,111)	(12,111)	(24,222)	(24,222)	(363,344)

LOSS BEFORE INCOME TAXES	(14,371)	(12,111)	(32,203)	(24,222)	(397,506)

INCOME TAX EXPENSE	––	––	––	––	––

NET LOSS	$(14,371)	$(12,111)	$(32,203)	$(24,222)	$(397,506)

NET LOSS PER SHARE,
BASIC AND DILUTED	$––	$––	$––	$––

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,317,200	18,317,200	18,317,200	18,317,200

See accompanying notes to the condensed financial statements.

One eCommerce Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,		From December 31, 2001 (Inception) through June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(32,203)	$(24,222)	$(397,506)
Adjustment to reconcile net loss to net cash used in operating activities

Changes in assets and liabilities:
Increase (decrease) accounts payable - related party	7,981	––	347,253
Increase (decrease) interest payable - related party	24,222	24,222	50,253
Net cash used in operating activities	––	––	––

Cash flows from investing activities:	––	––	––

Cash flows from financing activities:	––	––	––

Net increase (decrease) in cash	––	––	––

Cash, beginning of period	––	––	––
Cash, end of period	$––	$––	$––

Supplemental Cash Flow Information:
Cash paid for interest	$––	$––	$––
Cash paid for income taxes	$––	$––	$––

See accompanying notes to the condensed financial statements.

One eCommerce Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

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

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the three- and six-month periods ended June 30, 2009, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2008.

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

One eCommerce Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

Loss per Common Share

The Company applies SFAS No. 128, "Earnings per Share," which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three and six month periods ended June 30, 2009 and 2008, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 5) have not been included in the determination of loss per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (”SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 did not have a material impact on our financial condition or results of operation.

On May 5, 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, was issued. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the U.S. The adoption of this standard did not impact the presentation of our financial position or results of operations.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The Company will adopt SFAS 166 on January 1, 2010 and are currently evaluating the potential impact on our financial statements when implemented.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our financial statements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

One eCommerce Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.

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
				$484,458

In the event he elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares. The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default. As of June 30, 2009, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and as of June 30, 2009, and December 31, 2008, an aggregate accrued interest amount of $450,748 and $426,526, respectively, is due and payable. While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the periods ended June 30, 2009, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

The Company had no revenue in since inception (December 31, 2001). During the three- and six-month periods ended June 30, 2009, general and administrative expenses totaled $2,260 and $7,981, respectively, and $0 in the comparable fiscal 2008 periods. General and administrative expenses in 2009, specifically accounting fees and other fees related to SEC filings, were paid directly to the service providers by the Company's officers in the form of check or wire transfer. We recorded these payments, as accounts payable - related party.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As of June 30, 2009 and for the three and six months prior, the company was not a party to any legal proceedings.

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

August 5, 2009	One eCommerce Corporation

	By:	/s/ HARRY NASS
Harry Nass President and Chief Executive Officer

10