Form 10-Q
period 2009-09-30
One e Commerce CORP
filed 2009-11-10
CIK 1425919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

(312) 983-8980

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

 Yes ☑  No ☐

As of November 5,2009, there were 18,317,200 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

3

Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008

3

Statements of Operations for the Periods ended September 30, 2009 and 2008 and for the Period from Inception
(December 31, 2001) through September 30, 2009 (Unaudited)

4

Statements of Cash Flows for the Periods Ended September 30, 2009 and 2008 and for the Period from Inception
(December 31, 2001) through September 30, 2009 (Unaudited)

5

NOTES TO FINANCIAL STATEMENTS

6

PART II OTHER INFORMATION

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

10

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURESS ABOUT MARKET RISK

11

ITEM 4T.    CONTROLS AND PROCEDURES.

11

ITEM 1.      LEGAL PROCEEDINGS

12

ITEM 1A.   RISK FACTORS.

12

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

ITEM 5.      OTHER INFORMATION

12

ITEM 6.      EXHIBITS

12

SIGNATURES

13

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

One eCommerce Corporation

(A Development Stage Company)

Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable - related party	$36,012	$26,031
Convertible notes payable - related party, in default	484,458	484,458
Interest payable - related party	462,859	426,526
TOTAL CURRENT LIABILITIES	983,329	937,015

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $0.001 par value, no shares issued	—	—
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(411,617)	(365,303)
TOTAL STOCKHOLDERS' DEFICIT	(983,329)	(937,015)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to the condensed financial statements.

One eCommerce Corporation

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From December 31, 2001 (Inception) through September 30,
	2009	2008	2009	2008	2009

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	2,000	—	9,981	—	36,162
Total Operating Expenses	2,000	—	9,981	—	36,162

LOSS FROM OPERATIONS	(2,000)	—	(9,981)	—	(36,162)

OTHER INCOME (EXPENSE)
Other Income	—	—	—	—	—

Interest Expense	(12,111)	(12,111)	(36,333)	(36,333)	(375,455)

Total Other Income (Expense)	(12,111)	(12,111)	(36,333)	(36,333)	(375,455)

LOSS BEFORE INCOME TAXES	(14,111)	(12,111)	(46,314)	(36,333)	(411,617)

INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(14,111)	$(12,111)	$(46,314)	$(36,333)	$(411,617)

NET LOSS PER SHARE, BASIC AND DILUTED	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	18,317,200	18,317,200	18,317,200	18,317,200

See accompanying notes to the condensed financial statements.

One eCommerce Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30		From December 31, 2001 (Inception) through September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(46,314)	$(36,333)	$(411,617)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in assets and liabilities:
Increase (decrease) accounts payable - related party	9,981	—	349,253
Increase (decrease) interest payable - related party	36,333	36,333	62,364
Net cash used in operating activities	—	—	—

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:	—	—	—

Net increase (decrease) in cash	—	—	—

Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

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

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the three- and nine-month periods ended September 30, 2009, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2008.

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

One eCommerce Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Loss per Common Share

In accordance with US GAAP, basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three and nine month periods ended September 30, 2009 and 2008, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 5) have not been included in the determination of loss per share because the effect would be anti-dilutive.

Subsequent Events

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending September 30, 2009, this date was November 9, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of September 30, 2009.

During May 2009, the FASB issued ASC 855, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events”).  ASC 855 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  We adopted the provisions of ASC 855 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing”, (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets).  ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires

One eCommerce Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements (Continued)

additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt SFAS 166 in fiscal 2010 and are evaluating the impact it will have on our results.

In June 2009, the FASB issued ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R))”.  ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt SFAS 167 in fiscal 2010 and are evaluating the impact it will have on our results.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP.  The standard is effective for interim and annual periods ending after September 15, 2009.  All other literature will be considered non-authoritative after the effective date of the Codification. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system.  We have adopted the new Codification when referring to GAAP in our quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2009. This will not have an impact on the results of our Company.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The Company is currently evaluating the impact of adopting this update on its condensed financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

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

One eCommerce Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements (Continued)

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
				$484,458

In the event he elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares. The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default. As of September 30, 2009, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and as of September 30, 2009, and December 31, 2008, an aggregate accrued interest amount of $462,859 and $426,526, respectively, is due and payable.  While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the periods ended September 30, 2009, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

The Company had no revenue in since inception (December 31, 2001). During the three- and nine-month periods ended September 30, 2009, general and administrative expenses totaled $2,000 and $9,981, respectively, and $0 in the comparable fiscal 2008 periods. General and administrative expenses in 2009, specifically accounting fees and other fees related to SEC filings, were paid directly to the service providers by the Company's officers in the form of check or wire transfer. We recorded these payments, as accounts payable - related party.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As of September 30, 2009 and for the three and nine months prior, the company was not a party to any legal proceedings.

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

November 9, 2009	One eCommerce Corporation

	By:	/s/ HARRY NASS
Harry Nass President and Chief Executive Officer

13