Form 10-K
period 2009-12-31
One e Commerce CORP
filed 2010-03-31
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2009

———————

One eCommerce Corporation

(Name of small business issuer in its charter)

———————

Nevada	1-10185	87-0531751
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

One Clyde Street, Golf, Illinois  60029-0083
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009, the last business day of the registrant's fourth fiscal quarter, was approximately $99,492 based on the closing price reported on such date of the registrant's common stock.

As of March 4, 2010, the number of outstanding shares of the registrant's common stock was 18,317,200.
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

The Company has had no operations, assets, or, new liabilities since 2001.The Company  has no specific business plan or purpose and has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company or companies.

Since coming out of bankruptcy at the close of the 2001 calendar year, the Company has been in the development stage as a development stage enterprise as defined by Statement of Financial Accounting Standards Board.

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

Market for Common Stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “ONCE.”  Throughout fiscal  year 2008, and until January 2009, our common stock was traded on the Pink Sheets under the symbol ONCE.PK.  The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2008
Quarter Ended March 31, 2008	$0.040	$0.015
Quarter Ended June 30, 2008	0.015	0.010
Quarter Ended September 30, 2008	0.010	0.010
Quarter Ended December 31, 2008	0.010	0.010
Fiscal 2009
Quarter Ended March 31, 2009	$0.010	$0.010
Quarter Ended June 30, 2009	0.010	0.010
Quarter Ended September 30, 2009	0.010	0.010
Quarter Ended December 31, 2009	0.010	0.010

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Our common stock trades on the OTC Bulletin Board under the symbol ONCE. Until January 2009, our common stock was traded on the Pink sheets under the same symbol. Historically, our common stock was classified as a penny stock. Based on the trading prices during 2009, our common stock was considered a penny stock for purposes of federal securities laws.

Our common stock falls under the penny stock regulations,  so it may be difficult to trade the stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock, and impede the sale of the stock.

Holders of Record

As of December 31, 2009, there were approximately 109 holders of record of our common stock and 18,317,200 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

ITEM 6.	SELECT FINANCIAL DATA

Two Year Financial Summary

	Year Ended December 31,
Statement of Operations	2009	2008
Revenue	$––	$––
Cost of revenues	––	––
Gross profit	––	––
Operating costs	19,816	26,031
Operating loss	(19,816)	(26,031)
Interest expense	48,694	48,446

Loss from operations	$(68,510)	$(74,477)

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

Results of Operations

The Company had no revenue in 2009 and 2008.  General and administrative expenses totaled $19,816 in 2009 and $26,031 in 2008.  General and administrative expenses in 2009, specifically auditing fees and other fees related to SEC filings, were paid directly to the service provides by the Company's officers in the form of check or wire transfer. We recorded these payments, as accounts payable, related party.  Additional funds to pay fees and other costs were loaned to the company by the related shareholder and show as an increase to loans payable, related party.

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

MANAGEMENT

The Company is in the development stage and currently has no full time employees. Mr. John Welch is the Company’s Chairman of the Board of Directors and Mr. Harry Nass is the Company’s President. They are the Company’s sole officers, directors, and controlling shareholders.  All references herein to management of the Company are to Mr. Welch and Mr. Nass. Msrs. Welch and Nass have agreed to allocate a limited portion of their time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Msrs. Welch and Nass and the potential demands of the Company's activities. (See Item 7,"Certain Relationships and Related Transactions Conflicts of Interest") The amount of time spent by Msrs. Welch and Nass on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Msrs. Welch and Nass will actually be required to spend to locate a suitable target company. Msrs. Welch and Nass estimate that the business plan of the Company can be implemented by devoting less than 10 hours per month but such figure cannot be stated  precisely.

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

Possible merger companies will be examined based on competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole; strength and diversity of existing management or management prospects that are scheduled for recruitment; the cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and the accessibility of required management expertise, personnel, raw  materials services, professional assistance, and other required  items. In regard to the possibility that the shares of the Company would qualify for listing on the NASDAQ Capital Markets, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible  assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less than $0.75 million in its latest fiscal year or in two of the last three fiscal  years;  (2) have a public float (i.e., shares that are not held by any  officer, director or 10% stockholder) of at least 1.0 million  shares;  (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. Not one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In certain transactions, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

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

Recently Issued Accounting Pronouncements

    Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance for its fiscal quarter ended September 30, 2009. There was no change to the Company’s financial statements due to the implementation of this guidance.

Fair Value Measurements: In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 for its Accounting year ending December 31, 2009 There was no change to its financial statements due to the implementation of this guidance.

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company will adopt the guidance in its fiscal quarter ending March 30, 2010.   The Company does not anticipate this adoption will have a material impact on its financial statements.

Revenue Recognition: In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including VSOE, third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the impact of these new accounting standards on its financial statements.

Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The Company will adopt the guidance in the first quarter of fiscal 2010. The Company does not anticipate this adoption will have a material impact on its financial statements.

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company will adopt the guidance in the second quarter of 2010. The Company does not anticipate this adoption will have a material impact on its financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and the Company adopted this guidance upon its issuance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheet as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008 and for the period from inception (December 31, 2001) through December 31, 2009, together with the independent registered public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On, September 13, 2007, the Company's Board of Directors and Senior Management authorized the engagement of PMB Helin Donovan, LLP, as the Company's independent registered public accounting firm. The Company did not consult with PMB Helin Donovan, LLP, at any time prior to the 2007 engagement or subsequent thereto, including the Company's two most recent fiscal years ended through the date of this Report, regarding any of the matters or events set forth in Item  304(a)(2)(i) and(ii) of Regulation S-B.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that as December 31, 2009, our internal controls over financial reporting was ineffective due to the limited resources of the Company.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and its internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and executive officers

At December 31, 2009, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
John Welch	55	Chairman/Secretary/Treasurer
Harry Nass	54	President/Director

John Welch – Chairman, Chief Executive Officer

John Welch, age 55, is a graduate of Carthage College and completed advanced studies at The New York Institute of Finance. John has over 30 years of Wall Street experience and has developed a strong background in financial analysis. Mr. Welch has served on the boards of public companies and was a trustee of a public pension fund. Mr. Welch is not currently serving on any boards of public companies and has not served on any board in the prior 5 years.

Harry Nass – President and Director

Harry Nass, age 54, is President of Bridgehead Networks, Inc., is one of the two co-founders and has over thirty years experience developing and implementing communications, accounting, and business process systems. Mr. Nass has significant experience in both hardware and software design development, and has led start-ups in both manufacturing and service sectors, including telecommunications service companies. Mr. Nass was one of the early pioneers of providing competitive long distance services in the post-divestiture era.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2010 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and “named executive officers”; and (iii) all of our executive officers and directors as a group:  Each of the persons named in the table have sole voting and investment power with respect to the shares beneficially owned.

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

Audit fees billed by PMB Helin Donovan, LLP for the audit of our annual financial statements included in on Form 10-K dated March 31, 2009, and for the review of the financial statements included in the two Quarterly Reports on Form 10-Q filed with the SEC subsequent to that date totaled $9,981for the year ended December 31, 2009, and $22,587 for the year ended December 31, 2008.

(b)	Audit-Related Fees.

There were no fees billed by PMB Helin Donovan, LLP during the years ended December 31, 2008 and 2009 for services rendered reportable as Audit-Related Fees.

(c)	Tax Fees.

There were no fees billed by PMB Helin Donovan, LLP during the years ended December 31, 2008 and 2009 for services rendered reportable as Tax Fees.

(d)	All Other Fees.

There were no other fees billed by PMB Helin Donovan, LLP during the years ended December 31, 2008 and 2009 for services rendered by or not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

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

ONE ECOMMERCE CORPORATION

Date: March 31, 2010	By:	/s/ John Welch
John Welch Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2008.

Signature	Date	Title

/s/ John Welch	March 31, 2010	Chairman (principal executive officer)
John Welch

/s/ Harry Nass	March 31, 2010	President (principal financial officer)
Harry Nass

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance sheets as of December 31, 2009 and 2008	F-3
Statements of operations for the years ended December 31, 2009 and 2008 and for the period from inception (December 31, 2001) through December 31, 2009,	F-4
Statement of shareholders’ deficit for the years ended December 31, 2009 and 2008 and for the period from inception (December 31, 2001) through December 31, 2009	F-5
Statements of cash flows for the year ended December 31, 2009 and 2008 and for the period from inception (December 31, 2001) through December 31, 2009	F-6
Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors

Stockholders of One eCommerce Corporation

We have audited the accompanying balance sheets of One eCommerce Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. One eCommerce Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One eCommerce Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has incurred recurring operating losses and has a negative working capital at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

Spokane, WA

March 30, 2010

One eCommerce Corporation
(A Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current assets
Cash	$165	$-
TOTAL CURRENT ASSETS	165	-

TOTAL ASSETS	$165	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable, related party	$36,012	$26,031
Loans payable, related party	494,458	484,458
Accrued interest, related party	475,220	426,526
TOTAL CURRENT LIABILITIES	1,005,690	937,015

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $0.001 par value,
no shares issued	-	-
Common stock
50,000,000 shares authorized, $0.001
value; 18,317,000 shares issued and
outstanding at December 31, 2009 and 2008	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(433,813)	(365,303)
TOTAL STOCKHOLDERS' DEFICIT	(1,005,525)	(937,015)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$165	$-

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statement of Operations

	For the year	For the year	From December 31, 2001
	ended	ended	(Inception)
	December 31, 2009	December 31, 2008	through December 31, 2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	19,816	26,031	45,997
Total Operating Expenses	19,816	26,031	45,997

LOSS FROM OPERATIONS	(19,816)	(26,031)	(45,997)

OTHER EXPENSE

Interest Expense	(48,694)	(48,446)	(387,816)
Total Other Expense	(48,694)	(48,446)	(387,816)

LOSS BEFORE INCOME TAXES	(68,510)	(74,477)	(433,813)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(68,510)	$(74,477)	$(433,813)

NET LOSS PER SHARE,	$-	$-
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING BASIC AND DILLUTED	18,317,200	18,317,200

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statement of Stockholders' Deficit
December 31, 2009
	Common Stock			Stock		Deficit Accumulated
	Number of		Paid in	Subscription	Accumulated	During Development.	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Stage	Deficit

Balance, December 31, 2001 (inception)	18,167,200	$18,167	$2,163,509	$-	$(2,753,538)	$-	$(571,862)

Net loss for the period ended December 31, 2002	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2002	18,167,200	18,167	2,163,509	-	(2,753,538)	(48,446)	(620,308)

Issuance of common stock	30,000,000	30,000	-	(30,000)	-	-	-

Net loss for the period ended December 31, 2002	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2003	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(96,892)	(668,754)

Net loss for the period ended December 31, 2004	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2004	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(145,338)	(717,200)

Net loss for the period ended December 31, 2005	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2005	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(193,784)	(765,646)

Net loss for the period ended December 31, 2006	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2006	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(242,230)	(814,092)

Reacquisition/cancelation of shares	(30,000,000)	(30,000)	-	30,000		-	-

Issuance of common stock	150,000	150	-	-	-	-	150

Net loss for the period ended December 31, 2007	-	-	-	-	-	(48,596)	(48,596)

Balance, December 31, 2007	18,317,200	18,317	2,163,509	-	(2,753,538)	(290,826)	(862,538)

Net loss for the period ended December 31, 2008	-	-	-	-	-	(74,477)	(74,477)

Balance, December 31, 2008	18,317,200	18,317	2,163,509	-	(2,753,538)	(365,303)	(937,015)

Net loss for the period ended December 31, 2009	-	-	-	-	-	(68,510)	(68,510)

Balance, December 31, 2009	18,317,200	$18,317	$2,163,509	-	$2,753,538	$(433,813)	$(1,005,525)

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statements of Cash Flows

	For the year ended	For the year ended	From December 31, 2001 (Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009

Cash flows from operating activities:
Net profit/loss	$(68,510)	$(74,477)	$(433,813)
Adjustment to reconcile net loss
		-	-
Changes in assets and liabilities:
Increase (decrease) accrued liabilities	49,694	48,446	387,966
Increase (decrease) accounts payable	9,981	26,031	36,012
Net cash used in operating activities	(9835)	-	(9,835)

Cash flows from financing activities: Proceeds from related party loans	10,000	-	10,000

Net cash provided by financing activities	10,000	-	10,000

Net increase (decrease) in cash	165	-	- 165

Cash, beginning of period	-	-	-
Cash, end of period	$165	$-	$165

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Subsequent Events.

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

Income Taxes

The Company accounts for income taxes using  an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

The Company accounts for uncertain  tax positions and recognizes in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company's policy regarding the classification of interest and penalties,is to classify them as income tax expense in its financial statements, if applicable.

Loss per Common Share The Company applies SFAS No. 128, "Earnings per Share," (codified within ASC 260-1-45-60) which requires two presentations of earnings (loss) per share-"basic" and "diluted."  Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the years ended December 31, 2009 and 2008, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 157, “Fair Value Measurements” (codified within ASC 820-10), requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157, codified within ASC 820-10)), which is effective for fiscal years beginning after November 15, 2008, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

ASC 820-10 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

One eCommerce Corporation
Notes to Financial Statements

Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.  Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Recent Accounting Pronouncements

    Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance for its fiscal quarter ended September 30, 2009. There was no change to the Company’s financial statements due to the implementation of this guidance.

Fair Value Measurements: In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 for its accounting year ended December 31, 2009. There was no change to its financial statements due to the implementation of this guidance.

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company will adopt the guidance in its fiscal quarter ending March 31, 2010 The Company does not anticipate this adoption will have a material impact on its financial statements.

Revenue Recognition: In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including VSOE, third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the impact of these new accounting standards on its financial statements.

Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The Company will adopt the guidance in the first quarter of fiscal 2010. The Company does not anticipate this adoption will have a material impact on its financial statements.

One eCommerce Corporation
Notes to Financial Statements

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company will adopt the guidance in the second quarter of 2010. The Company does not anticipate this adoption will have a material impact on its financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and the Company adopted this guidance upon its issuance.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is currently indebted to John Welch, Chairman of the Board of Directors of the Company per the schedule of notes below:

Issue Date	Interest Rate	Maturity Date	Conversion Rate		Amount
December 31, 1999	10%	December 31, 2000		$0.1000	$190,010
December 31, 1999	10%	December 31, 2000		$0.1000	72,580
April 27, 2000	10%	July 27, 2000		$0.0054	98,168
May 16, 2000	10%	July 27, 2000		$0.1000	75,000
July 19, 2000	10%	September 19, 2000		$0.0054	33,700
September 28, 2000	10%	December 28, 2000		$0.0054	15,000
October 2, 2009	10%	October 2, 2010	$	N/A	10,000
					$494,458

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of December 31, 2009, and through this date, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and at December 31, 2009 and 2008, an aggregate accrued interest amount of $475,220 and $426,526, respectively, was due and payable.   While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

One eCommerce Corporation
Notes to Financial Statements

In 2009, Mr. Welch and Mr. Nass directly paid the Company’s auditing fees and other fees related to SEC filings in fiscal 2008, which totaled $9,981.

On October 2, 2009, the Company issued a related party note payable to Mr. Welch and received $10,000 of proceeds.  The related party note payable carries and interest rate of 10% and is due on October 2, 2010. The note is note convertible to equity.

NOTE 4 – STOCKHOLDER’S EQUITY TRANSACTIONS

In 2003, the Company recorded a stock subscription of 30,000,000 shares of common stock in anticipation of obtaining a mining interest.  In May of 2007, subscribers of 30,000,000 shares of common stock petitioned to return the shares.  On May 7, 2007, the shares were returned to the treasury of the Company pursuant to management's request and were retired.

NOTE 5 – CORPORATE OVERHEAD

Since emerging from bankruptcy in 2001 (see Note 1), the Company has not been charged corporate overhead for service performed by its two officers, for office rent, professional fees and other administrative expenses.

NOTE 6 – INCOME TAXES

As of December 31, 2009, the Company had available approximately $955,152of net operating loss carry forwards to reduce future Federal income taxes. The Company has not filed Federal tax returns for prior periods but has no accrued tax liability.  No deferred tax asset has been recorded for these net operating loss carry forwards as of December 31, 2009 and 2008, due to the uncertainty surrounding their realizations as a result of the Company's recurring losses.

These net operating loss carry forwards would have limited value to the Company in the event of a material change in control or ownership and all such losses are subject to the Internal Revenue Service Code which limit their applicability in the event ownership and control changes.

At December 31, 2009 and 2008, we had a federal operating loss carry forward of $955,152 and $931,859, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:

	2009	2008
Current:
Federal	$––	$––
State	––	––
Deferred:	––	––
	$––	$––

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$955,152	$931,859
Total deferred tax assets	955,152	931,859
Less: Valuation allowance	(955,152)	(931,859)
Net Deferred Tax Assets	$––	$––

The valuation allowance for deferred tax assets increased by $23,293 and $25,322 during 2009 and 2008, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2009 and 2008.

Reconciliation between the expected tax benefit and reported tax expense for the years ended December 31:

	2009	2008

Federal tax benefit at federal statutory rate of 34%	$(23,293)	$(25,323)
Increase in valuation allowance for deferred tax asset	23,293	25,322
Effective tax rate	$-	$-