Form 10-Q
period 2010-03-31
One e Commerce CORP
filed 2010-05-17
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 1-10185

One e Commerce Corporation
(Exact name of registrant as specified in its charter)

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

As of March 31, 2010, there were 18,317,200 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3

	Statements of Operations for the Periods ended March 31, 2010 and 2009 and for the Period from Inception (December 31, 2001) through March 31, 2010 (Unaudited)	4

	Statements of Cash Flows for the Periods Ended March 31, 2010 and 2009 and for the Period from Inception (December 31, 2001) through March 31, 2010 (Unaudited)	5

	NOTES TO FINANCIAL STATEMENTS	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESS ABOUT MARKET RISK	11

ITEM 4T	CONTROLS AND PROCEDURES.	11

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 1A.	RISK FACTORS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	REMOVED AND RESERVED	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	12

SIGNATURES		13

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

One eCommerce Corporation
(A Development Stage Company)
Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS
Current assets
Cash	$140	$165
TOTAL CURRENT ASSETS	140	165

TOTAL ASSETS	$140	$165

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable - related party	$43,512	$36,012
Notes payable - related party, in default	494,458	494,458
Interest payable - related party	487,331	475,220
TOTAL CURRENT LIABILITIES	1,025,301	1,005,690

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued	-	-
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,200 shares issued and outstanding at March 31, 2010 and December 31, 2009	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(453,449)	(433,813)
TOTAL STOCKHOLDERS' DEFICIT	(1,025,161)	(1,005,525)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$140	$165

See accompanying notes to the condensed financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the quarter ended March 31, 2010	For the quarter ended March 31, 2009	From December 31, 2001 (Inception) through March 31, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and Administrative	7,525	5,721	53,522
Total Operating Expenses	7,525	5,721	53,522

LOSS FROM OPERATIONS	(7,525)	(5,721)	(53,522)

OTHER EXPENSE
Interest Expense	(12,111)	(12,111)	(399,927)
Total Other Expense	(12,111)	(12,111)	(399,927)

LOSS BEFORE INCOME TAXES	(19,636)	(17,832)	(453,449)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(19,636)	$(17,832)	$(453,449)

NET LOSS PER SHARE,
BASIC AND DILUTED	$-	$-
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,317,200	18,317,200

See accompanying notes to the condensed financial statements

One eCommerce Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the quarter ended March 31, 2010	For the quarter ended March 31, 2009	From December 31, 2001 (Inception) through March 31, 2010

Cash flows from operating activities:
Net loss	$(19,636)	$(17,832)	$(453,449)
Adjustment to reconcile net loss

Changes in assets and liabilities:
Increase accounts payable - related party	7,500	5,271	395,466
Increase interest payable - related party	12,111	12,111	48,123
Net cash used in operating activities	(25)	-	(9,860)

Cash flows from financing activities
Proceeds from related party loans	-	-	10,000

Cash flows from investing activities:	-	-	-

Net increase (decrease) in cash	(25)	-	140

Cash, beginning of period	165	-	-
Cash, end of period	$140	$-	$140

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Loss per Common Share

The Company applies SFAS No. 128, "Earnings per Share," (codified within ASC 260-1-45-60) which requires two presentations of earnings (loss) per share-"basic" and "diluted."  Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the three months ended March 31, 2010 and 2009, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

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

•
Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
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

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

In April 2010, the FASB issued ASU 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company

NOTE 2 - GOING CONCERN

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
					$494,458

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of March 31, 2010, and through this date, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and at March 31, 2010 and December 31, 2009, an aggregate accrued interest amount of $487,331 and $475,220, respectively, was due and payable.   While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

In March of 2010, Mr. Welch and Mr. Nass directly paid or will pay the Company’s auditing fees and other fees related to SEC filings in fiscal 2009, which totaled $7,500.

On October 2, 2009, the Company issued a related party note payable to Mr. Welch and received $10,000 of proceeds.  The related party note payable carries and interest rate of 10% and is due on October 2, 2010. The note is not convertible to equity.

NOTE 4 – STOCKHOLDER’S EQUITY TRANSACTIONS

Since December 31, 2009, there have been no stockholder equity transactions.

NOTE 5 – CORPORATE OVERHEAD

Since emerging from bankruptcy in 2001 (see Note 1), the Company has not been charged corporate overhead for service performed by its two officers, for office rent, professional fees and other administrative expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the period ended March 31, 2010, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

The Company has had no revenue since inception (December 31, 2001). During the three month periods ended March 31, 2010 and  2009, general and administrative expenses totaled $7,525 and $5,721, respectively. General and administrative expenses in the period ending March 31, 2010, specifically accounting fees and other fees related to SEC filings, were paid directly to the service providers by the Company's officers in the form of check or wire transfer. We recorded these payments, as accounts payable - related party.

Interest expense for the three month periods ended March 31, 2010 and 2009 was $12,111 for each period and $399,927 from inception (December 21, 2001) to March 31, 2010. Interest expense is simple interest calculated at 10% on the outstanding balances of related party notes.  See Note 3.

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
					$494,458

Interest has accrued since the issuance of these notes and at March 31, 2010 and December 31, 2009, an aggregate accrued interest amount of $487,331 and $475,220, respectively, was due and payable. See Note 3.

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

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

As of March 31, 2010 and for the three months prior, the company was not a party to any legal proceedings.

ITEM 1A.    RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Financial Officer.*

* Filed herewith

(c)	Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

May 14, 2010	One eCommerce Corporation

	By:	/s/ Harry Nass
Harry Nass President and Chief Executive Officer