Form 10-Q
period 2010-06-30
One e Commerce CORP
filed 2010-08-12
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑No ☐

As of June 30, 2010, there were 18,317,200 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

ITEM 1.	FINANCIAL STATEMENTS	4
	Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	4

	Statements of Operations for the Periods ended June 30, 2010 and 2009 and for the Period from Inception (December 31, 2001) through June 30, 2010 (Unaudited)	5

	Statements of Cash Flows for the Periods EndedJune 30, 2010 and 2009 and for the Period from Inception (December 31, 2001) through June 30, 2010 (Unaudited)	6

NOTES TO FINANCIAL STATEMENTS		7

	PART II OTHER INFORMATION

ITEM 2.		11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESS ABOUT MARKET RISK	12

ITEM 4T.	CONTROLS AND PROCEDURES.	12

ITEM 1.	LEGAL PROCEEDINGS	13

ITEM 1A.	RISK FACTORS.	13

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

ITEM 5.	OTHER INFORMATION	13

ITEM 6.	EXHIBITS	13

SIGNATURES		14

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

One eCommerce Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$120	$165
TOTAL CURRENT ASSETS	120	165

TOTAL ASSETS	$120	$165

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable - related party	$46,452	$36,012
Notes payable - related party, in default	494,458	494,458
Interest payable - related party	499,942	475,220
TOTAL CURRENT LIABILITIES	1,040,852	1,005,690

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued	-	-
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,200 shares issued and outstanding at June 30, 2010 and December 31, 2009	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(469,020)	(433,813)
TOTAL STOCKHOLDERS' DEFICIT	(1,040,732)	(1,005,525)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$120	$165

See accompanying notes to the condensed financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		From December 31, 2001 (Inception) through June 30,
	2010	2009	2010	2009	2010
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative	2,965	2,260	10,485	7,981	56,482
Total Operating Expenses	2,965	2,260	10,485	7,981	56,482

LOSS FROM OPERATIONS	(2,965)	(2,260)	(10,485)	(7,981)	(56,482)

OTHER INCOME (EXPENSE)
Other Income	-	-	-	-	-
Interest Expense	(12,611)	(12,111)	(24,722)	(24,222)	(412,538)
Total Other Income (Expense)	(12,611)	(12,111)	(24,722)	(24,222)	(412,538)

LOSS BEFORE INCOME TAXES	(15,576)	(14,371)	(35,207)	(32,203)	(469,020)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(15,576)	$(14,371)	$(35,207)	$(32,203)	$(469,020)

NET LOSS PER SHARE,
BASIC AND DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,317,200	18,317,200	18,317,200	18,317,200

See accompanying notes to the condensed financial statements

One eCommerce Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30		From December 31, 2001 (Inception) through June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(35,207)	$(32,203)	$(469,020)
Adjustment to reconcile net loss

Changes in assets and liabilities:
Increase in accounts payable - related party	10,440	7,981	46,452
Increase in interest payable - related party	24,722	24,222	412,688
Net cash used in operating activities	(45)	-	(9,880)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:	-	-	10,000

Net increase (decrease) in cash	(45)	-	120

Cash, beginning of period	165	-	-
Cash, end of period	$120	$-	$120

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
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

Loss per Common Share

The Company applies SFAS No. 128, "Earnings per Share," (codified within ASC 260-1-45-60) which requires two presentations of earnings (loss) per share-"basic" and "diluted."  Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the six months ended June 30, 2010 and 2009, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

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

●
Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●
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

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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
					$494,458

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of June 30, 2010, and through the filing of this document, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and at June 30, 2010 and December 31, 2009, an aggregate accrued interest amount of $499,942 and $475,220, respectively, was due and payable.   While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

Mr. Welch and Mr. Nass directly paid or will pay the Company’s auditing fees and other fees related to SEC filings, which totaled $10,485 for the six-months ended June 30, 2010.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the period ended June 30, 2010, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

The Company has had no revenue since inception (December 31, 2001). During the six month periods ended June 30, 2010 and 2009, general and administrative expenses totaled $10,485 and $7,981, respectively. Some general and administrative expenses in the period ending June 30, 2010, specifically accounting fees and other fees related to SEC filings, were paid directly to the service providers by the Company's officers in the form of check or wire transfer. We recorded these payments, as accounts payable - related party.

Interest expense for the six month periods ended June 30, 2010 and 2009 was $24,722 and $24,222, respectively, and $412,538 from inception (December 21, 2001) to June 30, 2010. Interest expense is simple interest calculated at 10% on the outstanding balances of related party notes.  See Note 3 of the Condensed Notes to Financial Statements.

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
					$494,458

Interest has accrued since the issuance of these notes and at June 30, 2010 and December 31, 2009, an aggregate accrued interest amount of $499,942 and $475,220, respectively, was due and payable.   See Note 3 of the Condensed Notes to Financial Statements.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2010 and for the six months prior, the company was not a party to any legal proceedings.

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

August 12, 2010	One eCommerce Corporation

	By:	/s/ Harry Nass
Harry Nass President and Chief Executive Officer