Form 10-Q
period 2010-09-30
One e Commerce CORP
filed 2010-11-18
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

Commission File Number: 1-10185

 One eCommerce Corporation
Exact name of registrant as specified in its charter)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of September 30, 2010, there were 18,317,200 shares of the issuer’s common stock outstanding.

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Description of Business,” are, or may be deemed to be, forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management are subject to a number of risks and uncertainties that may cause actual results to differ materially.  Such risks include, among others, the following: international, national and local general economic and market conditions:  our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Lack of operating history, operating revenue or earnings history.

●	Dependence on key personnel.

●	Fluctuation in quarterly operating results and seasonality in certain of our markets.

●	Our ability to raise capital to fund our operations.

●	Our ability to successfully integrate and operate acquired or newly formed entities, ventures and or subsidiaries.

●	Changes in laws and regulations that affect our operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

One eCommerce Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$110	$165
TOTAL CURRENT ASSETS	110	165

TOTAL ASSETS	$110	$165

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable - related party	$53,027	$36,012
Notes payable - related party, in default	494,458	494,458
Interest payable - related party	512,053	475,220
TOTAL CURRENT LIABILITIES	1,059,538	1,005,690

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued	-	-
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(487,716)	(433,813)
TOTAL STOCKHOLDERS' DEFICIT	(1,059,428)	(1,005,525)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$110	$165

See accompanying notes to the condensed financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the three months ended September 30,			For the nine months ended September 30,		From December 31, 2001 (Inception) through September 30,
	2010	2009		2010	2009	2010
REVENUE	$-	$		$-	$-	$-

OPERATING EXPENSES
General and Administrative	6,085		2,000	16,570	9,981	62,567
Total Operating Expenses	6,085		2,000	16,570	9,981	62,567

LOSS FROM OPERATIONS	(6,085)		(2,000)	(16,570)	(9,981)	(62,567)

OTHER INCOME (EXPENSE)
Other Income	-		-	-	-	-
Interest Expense	(12,611)		(12,111)	(37,333)	(36,333)	(425,149)
Total Other Income (Expense)	(12,611)		(12,111)	(37,333)	(36,333)	(425,149)

LOSS BEFORE INCOME TAXES	(18,696)		(14,111)	(53,903)	(46,314)	(487,716)

INCOME TAX EXPENSE	-		-	-	-	-

NET LOSS	$(18,696)		$(14,111)	$(53,903)	$(46,314)	$(487,716)

NET LOSS PER SHARE,
BASIC AND DILUTED	$-		$-	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,317,200		18,317,200	18,317,200	18,317,200

See accompanying notes to the condensed financial statements

One eCommerce Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30		From December 31, 2001 (Inception) through September 30
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(53,903)	$(46,314)	$(487,716)
Adjustment to reconcile net loss

Changes in assets and liabilities:
Increase in accounts payable - related party	17,015	9,981	404,981
Increase in interest payable - related party	36,833	36,333	72,845
Net cash used in operating activities	(55)	-	(9,890)

Cash flows from investing activities:	-	-	10,000

Cash flows from financing activities:	-	-	-

Net increase (decrease) in cash	(55)	-	110

Cash, beginning of period	165	-	-
Cash, end of period	$110	$-	$110

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Loss per Common Share

The Company applies "Earnings per Share," ASC 260-1-45-60 which requires two presentations of earnings (loss) per share-"basic" and "diluted."  Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the nine months ended September 30, 2010 and 2009, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.   “Fair Value Measurements” ASC 820-10, requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

In September 2006, the FASB issued ASC 820-10, which is effective for fiscal years beginning after November 15, 2008, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

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

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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
					$494,458

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of September 30, 2010, and through the filing of this document, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and at September 30, 2010 and December 31, 2009, an aggregate accrued interest amount of  $512,053 and $475,220, respectively, was due and payable.   While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

Mr. Welch and Mr. Nass directly paid or will pay the Company’s auditing fees and other fees related to SEC filings, which totaled $16,570 for the nine-months ended September 30, 2010.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the period ended September 30, 2010, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2009.

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

RESULTS OF OPERATIONS

The Company has had no revenue since inception (December 31, 2001). During the nine month periods ended September 30, 2010 and 2009, general and administrative expenses totaled $16,570 and $9,981, respectively. Some general and administrative expenses in the period ending September 30, 2010, specifically accounting fees and other fees related to SEC filings, were paid directly to the service providers by the Company's officers in the form of check or wire transfer. We recorded these payments, as accounts payable - related party.

Interest expense for the nine month periods ended September 30, 2010 and 2009 was $37,333 and $36,333, respectively, and $425,149 from inception (December 21, 2001) to September 30, 2010. Interest expense is simple interest calculated at 10% on the outstanding balances of related party notes.  See Note 3 of the Condensed Notes to Financial Statements.

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
					$494,458

Interest has accrued since the issuance of these notes and at September 30, 2010 and December 31, 2009, an aggregate accrued interest amount of $512,053 and $475,220, respectively, was due and payable.   See Note 3 of the Condensed Notes to Financial Statements.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2010 and for the nine months prior, the company was not a party to any legal proceedings.

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

One eCommerce Corporation

November 15, 2010	By:	/s/ Harry Nass
Harry Nass President and Chief Executive Officer