Form 10-K
period 2010-12-31
One e Commerce CORP
filed 2011-03-30
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2010

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010, the last business day of the registrant's fourth fiscal quarter, was approximately $99,492 based on the closing price reported on such date of the registrant's common stock.

As of March 29, 2011, the number of outstanding shares of the registrant's common stock was 18,317,200.

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

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  As used in this Form 10-K, unless the context requires otherwise, “we" or "us" or the "Company" means One eCommerce Corporation.

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

The Company has had no operations since 2001. The Company has no specific business plan or purpose and has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company or companies.

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

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10K, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the registration Statements on Form 10-K filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

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

	High	Low
Fiscal 2009
Quarter Ended March 31, 2009	$0.010	$0.010
Quarter Ended June 30, 2009	0.010	0.010
Quarter Ended September 30, 2009	0.010	0.010
Quarter Ended December 31, 2009	0.010	0.010
Fiscal 2010
Quarter Ended March 31, 2010	$0.010	$0.010
Quarter Ended June 30, 2010	0.010	0.010
Quarter Ended September 30, 2010	0.010	0.010
Quarter Ended December 31, 2010	0.010	0.010

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Our common stock trades on the OTC Bulletin Board under the symbol ONCE. Until January 2009, our common stock was traded on the Pink sheets under the same symbol. Historically, our common stock was classified as a penny stock. Based on the trading prices during 2010, our common stock was considered a penny stock for purposes of federal securities laws.

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

Holders of Record

As of December 31, 2010, there were approximately 109 holders of record of our common stock and 18,317,200 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

ITEM 6.  SELECT FINANCIAL DATA

Two Year Financial Summary

	Year Ended December 31,
Statement of Operations	2010	2009
Revenue	$––	$––
Operating costs	26,585	19,816
Operating loss	(26,585)	(19,816)
Interest expense	49,444	48,694

Loss from operations	$(76,029)	$(68,510)

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

    Results of Operations

The Company had no revenue in 2010 and 2009.  General and administrative expenses totaled $26,585 in 2010 and $19,816 in 2009.  General and administrative expenses in 2010, specifically auditing fees and other fees related to SEC filings, in some cases were paid directly to the service providers by the Company's officers in the form of check or wire transfer. We recorded these payments, as accrued liabilities, related party.  Additional funds to pay fees and other costs were loaned to the company by the related shareholder and are recorded as an increase to notes payable, related party.  Interest expense was $49,444 and $48,694 for the years ended December 31, 2010 and 2009, respectively, which correspond to a related party note payable.

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

MANAGEMENT

The Company is in the development stage and currently has no full time employees. Mr. John Welch is the Company’s Chairman of the Board of Directors and Mr. Harry Nass is the Company’s President. They are the Company’s sole officers, directors, and controlling shareholders.  All references herein to management of the Company are to Mr. Welch and Mr. Nass. Messrs. Welch and Nass have agreed to allocate a limited portion of their time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Messrs. Welch and Nass and the potential demands of the Company's activities. (See Item 7,"Certain Relationships and Related Transactions Conflicts of Interest") The amount of time spent by Messrs. Welch and Nass on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Messrs. Welch and Nass will actually be required to spend to locate a suitable target company. Messrs. Welch and Nass estimate that the business plan of the Company can be implemented by devoting less than 10 hours per month but such figure cannot be stated precisely.

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

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on our disclosure about fair value measurements.

In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 were effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of amendments to consolidation rules did not have any impact on our disclosures relating to our VIE activity and our financial statements.

Accounting Guidance Not Yet Effective

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our on our financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheet as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009 and for the period from inception (December 31, 2001) through December 31, 2010, together with the independent registered public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 13, 2007, the Company's Board of Directors and Senior Management authorized the engagement of PMB Helin Donovan, LLP, as the Company's independent registered public accounting firm. The Company did not consult with PMB Helin Donovan, LLP, at any time prior to the 2007 engagement or subsequent thereto, including the Company's two most recent fiscal years ended through the date of this Report, regarding any of the matters or events set forth in Item  304(a)(2)(i) and(ii) of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that arc designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31,2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2010:

Resources: As of December 31, 2010, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Audit Committee: We do not have, and are not required, to have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Management's Remediation Initiatives

As our resources allow, we will add financial personnel to our management team.

 (b)  Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At December 31, 2010, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
John Welch	56	Chairman/Secretary/Treasurer
Harry Nass	55	President/Director

John Welch – Chairman, Chief Executive Officer

John Welch, age 56, is a graduate of Carthage College and completed advanced studies at The New York Institute of Finance. John has over 30 years of Wall Street experience and has developed a strong background in financial analysis. Mr. Welch has served on the boards of public companies and was a trustee of a public pension fund. Mr. Welch is not currently serving on any boards of public companies and has not served on any board in the prior 5 years.

Harry Nass – President and Director

Harry Nass, age 55, is President of Bridgehead Networks, Inc., is one of the two co-founders and has over thirty years experience developing and implementing communications, accounting, and business process systems. Mr. Nass has significant experience in both hardware and software design development, and has led start-ups in both manufacturing and service sectors, including telecommunications service companies. Mr. Nass was one of the early pioneers of providing competitive long distance services in the post-divestiture era.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 01, 2011 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and “named executive officers”; and (iii) all of our executive officers and directors as a group:  Each of the persons named in the table have sole voting and investment power with respect to the shares beneficially owned.

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

Audit fees billed by PMB Helin Donovan, LLP during the years ended December 31, 2010 and 2009, for the audit of our annual financial statements included in on Form 10-K and for the review of the financial statements included in the two Quarterly Reports on Form 10-Q filed with the SEC subsequent to that date totaled $15,000 and $15,000 for the years ended December 31, 2010 and 2009, respectively.

(b)	Audit-Related Fees.

There were no fees billed by PMB Helin Donovan, LLP during the years ended December 31, 2010 and 2009 for services rendered reportable as Audit-Related Fees.

(c)	Tax Fees.

There were no fees billed by PMB Helin Donovan, LLP during the years ended December 31, 2010 and 2009 for services rendered reportable as Tax Fees.

(d)	All Other Fees.

There were no other fees billed by PMB Helin Donovan, LLP during the years ended December 31, 2010 and 2009 for services rendered by or not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

PART IV

ITEM 15.  EXHIBITS.

(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit Number	Exhibit Description
23.1	Consent of Independent Registered Accounting Firm*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Financial Officer.*

* Filed herewith

(c)	Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE ECOMMERCE CORPORATION

Date: March 29, 2010	By:	/s/ John Welch
John Welch
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2011.

Signature	Date	Title

/s/ John Welch	March 29, 2011	Chairman (principal executive officer)
John Welch

/s/ Harry Nass	March 29, 2011	President (principal financial officer)
Harry Nass

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance sheets as of December 31, 2010 and 2009	F-3

Statements of operations for the years ended December 31, 2010 and 2009 and for the period from inception (December 31, 2001) through December 31, 2010,	F-4

Statement of shareholders’ deficit for the years ended December 31, 2010 and 2009 and for the period from inception (December 31, 2001) through December 31, 2010	F-5

Statements of cash flows for the year ended December 31, 2010 and 2009 and for the period from inception (December 31, 2001) through December 31, 2010	F-6

Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and
Stockholders of One eCommerce Corporation:

We have audited the accompanying balance sheets of One eCommerce Corporation (the “Company”) (a developmental stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (December 31, 2001) through December 31, 2010.  One eCommerce Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One eCommerce Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (December 31, 2001), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has incurred recurring operating losses and has a negative working capital at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accumulated deficit during the development stage for the period from date of inception (December 31, 2001) through December 31, 2010 is $509,842.

PMB Helin Donovan, LLP
Spokane, WA
March 30, 2011

One eCommerce Corporation
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Current assets
Cash	$95	$165
TOTAL CURRENT ASSETS	95	165

TOTAL ASSETS	$95	$165

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$6,515	$36,012
Notes payable, related party	514,458	494,458
Accrued interest, related party	524,664	475,220
Accrued liabilities, related party	36,012	-
TOTAL CURRENT LIABILITIES	$1,081,649	$1,005,690

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued
Common stock
50,000,000 shares authorized, $0.001
value; 18,317,000 shares issued and
outstanding at December 31, 2010 and 2009	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(509,842)	(433,813)
TOTAL STOCKHOLDERS' DEFICIT	(1,081,554)	(1,005,525)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$95	$165

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statement of Operations

			From December 31, 2001
	For the year	For the year	(Inception)
	ended December 31, 2010	ended December 31, 2009	through December 31, 2010
REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	26,585	19,816	72,582
Total Operating Expenses	26,585	19,816	72,582

LOSS FROM OPERATIONS	(26,585)	(19,816)	(72,582)

OTHER INCOME (EXPENSE)
Interest Expense	(49,444)	(48,694)	(437,260)
Total Other Income (Expense)	(49,444)	(48,694)	(509,842)

LOSS BEFORE INCOME TAXES	(76,029)	(68,510)	(509,842)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(76,029)	$(68,510)	$(509,842)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	18,317,200	18,317,200

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation
 (A Development Stage Company)
Statement of Stockholders' Deficit
December 31, 2010

				Stock Subscription Receivable		Deficit Accum during Devt. Stage
	Common Stock		Paid in Capital		Accumulated Deficit		Stockholders' Deficit
	Number of Shares	Amount
Balance, December 31, 2001 (inception)	18,167,200	$18,167	$2,163,509	$-	$(2,753,538)	$-	$(571,862)

Net loss for the period ended December 31, 2002	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2002	18,167,200	18,167	2,163,509	-	(2,753,538)	(48,446)	(620,308)

Issuance of common stock	30,000,000	30,000	-	(30,000)	-	-	-

Net loss for the period ended December 31, 2002	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2003	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(96,892)	(668,754)

Net loss for the period ended December 31, 2004	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2004	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(145,338)	(717,200)

Net loss for the period ended December 31, 2005	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2005	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(193,784)	(765,646)

Net loss for the period ended December 31, 2006	-	-	-	-	-	(48,446)	(48,446)

Balance, December 31, 2006	48,167,200	48,167	2,163,509	(30,000)	(2,753,538)	(242,230)	(814,092)

Reacquisition/cancelation of shares	(30,000,000)	(30,000)	-	30,000		-	-

Issuance of common stock	150,000	150	-	-	-	-	150

Net loss for the period ended December 31, 2007	-	-	-	-	-	(48,596)	(48,596)

Balance, December 31, 2007	18,317,200	18,317	2,163,509	-	(2,753,538)	(290,826)	(862,538)

Net loss for the period ended December 31, 2008	-	-	-	-	-	(74,477)	(74,477)

Balance, December 31, 2008	18,317,200	18,317	2,163,509	-	(2,753,538)	(365,303)	(937,015)

Net loss for the period ended December 31, 2009	-	-	-	-	-	(68,510)	(68,510)

Balance, December 31, 2009	18,317,200	18,317	2,163,509	-	(2,753,538)	(433,813)	(1,005,525)

Net loss for the period ended December 31, 2010	-	-	-	-	-	(76,029)	(76,029)

Balance, December 31, 2010	18,317,200	$18,317	$2,163,509	$-	$(2,753,538)	$(509,842)	$(1,081,554)

The accompanying notes are an integral part of these financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statements of Cash Flows

	For the year ended	For the year ended	From December 31, 2001 (Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

Cash flows from operating activities:
Net loss	$(76,029)	$(68,510)	$(509,842)
Adjustment to reconcile net loss
		-	-
Changes in assets and liabilities:
Accrued liabilities, related party	36,012	-	-
Accrued interest, related party	49,444	48,694	473,162
Accounts payable	(29,497)	9,981	6,515
Net cash used in operating activities	(20,070)	(9,835)	(29,905)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from notes payable, related party	20,000	10,000	30,000
Net cash provided by financing activities	20,000	10,000	30,000

Net increase (decrease) in cash	(70)	165	95

Cash, beginning of period	165	-	-
Cash, end of period	95	$165	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

The Company accounts for uncertain  tax positions and recognizes in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company's policy regarding the classification of interest and penalties is to classify them as income tax expense in its financial statements, if applicable.

Loss per Common Share

The Company applies SFAS No. 128, "Earnings per Share," (codified within ASC 260-1-45-60) which requires two presentations of earnings (loss) per share-"basic" and "diluted."  Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the years ended December 31, 2010 and 2009, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

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

■
Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

■
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

■	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

One eCommerce Corporation
Notes to Financial Statements

Recent Accounting Pronouncements

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company adopted the guidance in its fiscal quarter ending March 31, 2010.  The adoption will have no material impact on its financial statements.

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on our disclosure about fair value measurements.

In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 were effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of amendments to consolidation rules did not have any impact on our disclosures relating to our VIE activity and our financial statements.

Accounting Guidance Not Yet Effective

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our on our financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

One eCommerce Corporation
Notes to Financial Statements

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is currently indebted to John Welch, Chairman of the Board of Directors of the Company per the schedule of notes below:

Issue Date	Interest Rate	Maturity Date	Conversion Rate		Amount
December 31, 1999	10%	December 31, 2000		$0.1000	$190,010
December 31, 1999	10%	December 31, 2000		$0.1000	72,580
April 27, 2000	10%	July 27, 2000		$0.0054	98,168
May 16, 2000	10%	July 27, 2000		$0.1000	75,000
July 19, 2000	10%	September 19, 2000		$0.0054	33,700
September 28, 2000	10%	December 28, 2000		$0.0054	15,000
October 2, 2009	10%	October 2, 2011	$	N/A	10,000
August 9, 2010	10%	May 18, 2011	$	N/A	20,000
					$514,458

One eCommerce Corporation
Notes to Financial Statements

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of December 31, 2010, and through this date, Mr. Welch has not demanded to accelerate immediate payment of these notes. Interest has accrued since the issuance of these notes and at December 31, 2010 and 2009, an aggregate accrued interest amount of $523,664 and $475,220, respectively, was due and payable.   While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

On October 2, 2009, the Company issued a related party note payable to Mr. Welch and received $10,000 of proceeds.  The related party note payable carries an interest rate of 10% and is due on October 2, 2011. The note is not convertible to equity and was renewed on October 1, 2010.  In August 2010, the Company issued a related party note payable to Mr. Welch and received $20,000 of proceeds.  The related party note payable carries an interest rate of 10% and is due on May 18, 2011.  The note is not convertible to equity.  Accrued interest for all related party notes was $524,664 and $475,220 at December 31, 2010 and 2009, respectively.

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

NOTE 6 – INCOME TAXES

As of December 31, 2010, the Company had available approximately $3.2 million of net operating loss carry forwards to reduce future Federal income taxes. The Company has not filed Federal tax returns for prior periods but has no accrued tax liability.  No deferred tax asset has been recorded for these net operating loss carry forwards as of December 31, 2010 and 2009, due to the uncertainty surrounding their realizations as a result of the Company's recurring losses.

These net operating loss carry forwards would have limited value to the Company in the event of a material change in control or ownership and all such losses are subject to the Internal Revenue Service Code which limit their applicability in the event ownership and control changes.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$981,002	$955,152
Total deferred tax assets	981,002	955,152
Less: Valuation allowance	(981,002)	(955,152)
Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets increased by $25,850 during 2010.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2010 and 2009.

Reconciliation between the expected tax benefit and reported tax expense for the years ended December 31:

	2010	2009

Federal tax benefit at federal statutory rate of 34%	$(25,850)	$(23,293
Increase in valuation allowance for deferred tax asset	25,850	23,293
Effective tax rate	$-	$-