Form 10-Q
period 2011-03-31
One e Commerce CORP
filed 2011-05-17
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
or

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

As of March 31, 2011, there were 18,317,200 shares of the issuer’s common stock outstanding.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

-	Lack of operating history, operating revenue or earnings history.

-	Dependence on key personnel.

-	Fluctuation in quarterly operating results and seasonality in certain of our markets.

-	Our ability to raise capital to fund our operations.

-	Our ability to successfully integrate and operate acquired or newly formed entities, ventures and or subsidiaries.

-	Changes in laws and regulations that affect our operations.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

One eCommerce Corporation
(A Development Stage Company)
Balance Sheet

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS
Current assets
Cash	$80	$95
TOTAL CURRENT ASSETS	80	95

TOTAL ASSETS	$80	$95

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$8,515	$-
Accounts payable - related party	5,500	6,515
Notes payable - related party	514,458	514,458
Accrued interest - related party	536,775	524,664
Accrued expenses - related party	36,012	36,012
TOTAL CURRENT LIABILITIES	1,101,260	1,081,649

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $0.001 par value, no shares issued	-	-
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(529,468)	(509,842)
TOTAL STOCKHOLDERS' DEFICIT	(1,101,180)	(1,081,554)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$80	$95

See accompanying notes to the condensed financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)
	For the quarter ended March 31, 2011	For the quarter ended March 31, 2010	From December 31, 2001 (Inception) through March 31, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and Administrative	7,515	7,525	80,097
Total Operating Expenses	7,515	7,525	80,097

LOSS FROM OPERATIONS	(7,515)	(7,525)	(80,097)

OTHER EXPENSE
Interest Expense	(12,111)	(12,111)	(449,371)
Total Other Expense	(12,111)	(12,111)	(449,371)

LOSS BEFORE INCOME TAXES	(19,626)	(19,636)	(529,468)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(19,626)	$(19,636)	$(529,468)

NET LOSS PER SHARE,
BASIC AND DILUTED	$-	$-
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,317,200	18,317,200

See accompanying notes to the condensed financial statements

One eCommerce Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the quarter ended March 31, 2011	For the quarter ended March 31, 2010	From December 31, 2001 (Inception) through March 31, 2011

Cash flows from operating activities:
Net loss	$(19,626)	$(19,636)	$(529,468)
Adjustment to reconcile net loss

Changes in assets and liabilities:
Accounts payable- related party	(1,015)	7,500	5,500
Accrued interest - related party	12,111	12,111	485,533
Accounts payable	8,515	-	8,515
Net cash used in operating activities	(15)	(25)	(29,920)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable, related party	-	-	30,000
Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(15)	(25)	80

Cash, beginning of period	95	165	-
Cash, end of period	$80	$140	$80

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities
Stock issued for services	$-	$-	$-

See accompanying notes to the condensed financial statements

One eCommerce Corporation
(A Development Stage Company)
Condensed Notes to Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial statements as of March 31, 2011, and for the periods ended March 31, 2011 and 2010, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of March 31, 2011 and the results of its operations and its cash flows for the periods ended March 31, 2011 and 2010. These results are not necessarily indicative of the results expected for the year ending December 31, 2011.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies

Nature of Business

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the three months ended March 31, 2011 and 2010, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

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
					$514,458

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of March 31, 2011, and through this date, Mr. Welch has not demanded to accelerate immediate payment of these notes. While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

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

Accrued interest for all related party notes was $536,775 and $524,664 at March 31, 2011 and December 31, 2010, respectively.

During the three months ended Mr. Welch paid expenses on behalf of the Company in the amount of $5,500, which are recorded as accounts payable, related party in the accompanying balance sheet.

NOTE 4 – CORPORATE OVERHEAD

Since emerging from bankruptcy in 2001 (see Note 1), the Company has not been charged corporate overhead for service performed by its two officers, for office rent, professional fees and other administrative expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the period ended March 31, 2011, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

The Company has had no revenue since inception (December 31, 2001). During the three month periods ended March 31, 2011 and 2010, general and administrative expenses totaled 7,515 and $7,525, respectively. Some general and administrative expenses in the period ending March 31, 2011, specifically accounting fees and other fees related to SEC filings, were paid or will be paid directly to the service providers by the Company's officers in the form of check or wire transfer. We recorded these payments (if any), as accounts payable - related party.

Interest expense for the three month periods ended March 31, 2011 and 2010 was $12,111 and $12,111, respectively, and $449,371 from inception (December 21, 2001) to March 31, 2011. Interest expense is simple interest calculated at 10% on the outstanding balances of related party notes.  See Note 3 of the Condensed Notes to Financial Statements.

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
					$514,458

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of March 31, 2011, and through this date, Mr. Welch has not demanded to accelerate immediate payment of these notes. While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

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

Accrued interest for all related party notes was $ 536,775 and $524,664 March 31, 2011 and at December 31, 2010, respectively.

During the three months ended Mr. Welch paid expenses on behalf of the Company in the amount of $5,500.

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

As of March 31, 2011 and for the three months prior, the company was not a party to any legal proceedings.

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

May 16, 2011	One eCommerce Corporation

	By:	/s/ Harry Nass
Harry Nass President and Chief Executive Officer