Form 10-Q
period 2011-06-30
One e Commerce CORP
filed 2011-08-17
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

As of June 30, 2011, there were 18,317,200 shares of the issuer’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

One eCommerce Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current assets
Cash	$65	$95
TOTAL CURRENT ASSETS	65	95

TOTAL ASSETS	$65	$95

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable - related party	$52,527	$42,527
Notes payable - related party	514,458	514,458
Accrued interest - related party	551,388	524,664
TOTAL CURRENT LIABILITIES	1,118,373	1,081,649

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued	-	-
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,200 shares issued and outstanding at June 30, 2011 and December 31, 2010	18,317	18,317
Additional paid-in capital	2,163,509	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(546,596)	(509,842)
TOTAL STOCKHOLDERS' DEFICIT	(1,118,308)	(1,081,554)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$65	$95

See accompanying notes to the condensed financial statements.

One eCommerce Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		From December 31, 2001 (Inception) through June 30,
	2011	2010	2011	2010	2011
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative	2,515	2,965	10,030	10,485	82,612
Total Operating Expenses	2,515	2,965	10,030	10,485	82,612

LOSS FROM OPERATIONS	(2,515)	(2,965)	(10,030)	(10,485)	(82,612)

OTHER INCOME (EXPENSE)
Other Income	-	-	-	-	-
Interest Expense	(14,613)	(12,611)	(26,724)	(24,722)	(463,984)
Total Other Income (Expense)	(14,613)	(12,611)	(26,724)	(24,722)	(463,984)

LOSS BEFORE INCOME TAXES	(17,128)	(15,576)	(36,754)	(35,207)	(546,596)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(17,128)	$(15,576)	$(36,754)	$(35,207)	$(546,596)

NET LOSS PER SHARE,
BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,317,200	18,317,200	18,317,200	18,317,200

See accompanying notes to the condensed financial statements

One eCommerce Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,		From December 31, 2001 (Inception) through June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(36,754)	$(35,207)	$(546,596)
Adjustment to reconcile net loss

Changes in assets and liabilities:
Increase in accounts payable - related party	10,000	10,440	22,527
Increase in interest payable - related party	26,724	24,722	494,134
Net cash used in operating activities	30	(45)	(29,935)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:	-	-	30,000

Net increase (decrease) in cash	30	(45)	65

Cash, beginning of period	95	165	-
Cash, end of period	$65	$120	$65

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the condensed financial statements

One eCommerce Corporation
(A Development Stage Company)
Condensed Notes to Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial statements as of June 30, 2011, and for the periods ended June 30, 2011 and 2010, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of June 30, 2011 and the results of its operations and its cash flows for the periods ended June 30, 2011 and 2010. These results are not necessarily indicative of the results expected for the year ending December 31, 2011.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies

Nature of Business

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the six months ended June 30, 2011 and 2010, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

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
					$514,458

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of June 30, 2011, and through this date, Mr. Welch has not demanded to accelerate immediate payment of these notes. While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

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

Accrued interest for all related party notes was $551,388 and $524,664 at June 30, 2011 and December 31, 2010, respectively.

During the six months ended Mr. Welch paid expenses on behalf of the Company in the amount of $10,000, which is recorded as accounts payable, related party in the accompanying balance sheet.

NOTE 4 – CORPORATE OVERHEAD

Since emerging from bankruptcy in 2001 (see Note 1), the Company has not been charged corporate overhead for service performed by its two officers, for office rent, professional fees and other administrative expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the period ended June 30, 2011, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One eCommerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

The Company has had no revenue since inception (December 31, 2001). During the six month periods ended June 30, 2011 and 2010, general and administrative expenses totaled $10,030 and $10,485, respectively. Some general and administrative expenses in the period ending June 30, 2011, specifically accounting fees and other fees related to SEC filings, were paid or will be paid directly to the service providers by the Company's officers in the form of check or wire transfer. We recorded these payments (if any), as accounts payable - related party.

Interest expense for the six month period ended June 30, 2011 and 2010 was $14,613 and $12,611, respectively, and $463,984 from inception (December 21, 2001) to June 30, 2011.  Interest expense is simple interest calculated at 10% on the outstanding balances of related party notes.  See Note 3 of the Condensed Notes to Financial Statements.

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
					$514,458

In the event Mr. Welch elects to exercise his conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of  June 30, 2011, and through this date, Mr. Welch has not demanded to accelerate immediate payment of these notes. While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, Mr. Welch has agreed to waive the conversion option for the accrued interest.

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

Accrued interest for all related party notes was $ 551,388 and $524,664 June 30, 2011 and at December 31, 2010, respectively.

During the six months ended Mr. Welch paid expenses on behalf of the Company in the amount of $10,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.
.
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

As of June 30, 2011 and for the three months prior, the company was not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

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

August 16, 2011	One eCommerce Corporation

	By:	/s/ Harry Nass
Harry Nass
President and Chief Executive Officer