Form 10-Q
period 2011-09-30
One e Commerce CORP
filed 2011-11-14
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 001-34048

———————
 One E-Commerce Corporation
Exact name of registrant as specified in its charter)
———————

Nevada	87-0531751
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1370 Avenue of the Americas
Suite 902
New York, New York 10019
 (Address of Principal Executive Office) (Zip Code)

(858) 699-8313
Registrant’s telephone number, including area code)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

As of November 14, 2011, there were 18,317,200 shares of the issuer’s common stock outstanding.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  As used in this Form 10-Q, unless the context requires otherwise, “we" or "us" or the "Company" means One E-Commerce Corporation.

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

One E-Commerce Corporation
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current assets

Cash	$-	$95
TOTAL CURRENT ASSETS		95

TOTAL ASSETS	$-	$95

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable - related party	$-	$42,527
Notes payable - related party	514,458	514,458
Accrued interest - related party	563,499	524,664
TOTAL CURRENT LIABILITIES	$1,077,957	$1,081,649

Stockholders' Deficit
Preferred stock
500,000 shares authorized, $.001 par value, no shares issued	$-	$-
Common stock
50,000,000 shares authorized, $0.001 par value, 18,317,200 shares issued and outstanding at June 30, 2011 and December 31, 2010	18,317	18,317
Additional paid-in capital	2,218,536	2,163,509
Accumulated deficit	(2,753,538)	(2,753,538)
Accumulated deficit during development stage	(561,272)	(509,842)
TOTAL STOCKHOLDERS' DEFICIT	$(1,077,957)	$(1,081,554)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$95

See accompanying notes to the condensed financial statements.

One E-Commerce Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		From December 31, 2001 (Inception) through September
	2011	2010	2011	2010	30, 2011
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative	2,565	6,085	12,595	16,570	85,177
Total Operating Expenses	2,565	6,085	12,595	16,570	85,177

LOSS FROM OPERATIONS	(2,565)	(6,085)	(12,595)	(16,570)	(85,177)

OTHER INCOME (EXPENSE)
Other Income	-	-	-	-	-
Interest Expense	(12,111)	(12,611)	(38,835)	(37,333)	(476,095)
Total Other Income (Expense)	(12,111)	(12,611)	(38,835)	(37,333)	(476,095)

LOSS BEFORE INCOME TAXES	(14,676)	(18,696)	(51,430)	(53,903)	(561,272)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(14,676)	$(18,696)	$(51,430)	$(53,903)	$(561,272)

NET LOSS PER SHARE, BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	18,317,200	18,317,200	18,317,200	18,317,200

See accompanying notes to the condensed financial statements

One E-Commerce Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,		From December 31, 2001 (Inception) through September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(51,430)	$(53,903)	$(561,272)
Adjustment to reconcile net loss

Changes in assets and liabilities:
Increase in accounts payable - related party	12,500	17,015	25,027
Increase in interest payable - related party	38,835	36,833	506,245
Net cash used in operating activities	(95)	(55)	(30,000)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:	-	-	30,000

Net increase (decrease) in cash	(95)	(55)	-

Cash, beginning of period	95	165	-
Cash, end of period	$-	$110	$-

Supplemental Cash Flow Information:
Contribution of capital (forgiveness of liability)	$55,027
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the condensed financial statements

One E-Commerce Corporation
(A Development Stage Company)
Condensed Notes to Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial statements as of September 30, 2011, and for the periods ended September 30, 2011 and 2010, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of September 30, 2011 and the results of its operations and its cash flows for the periods ended September 30, 2011 and 2010. These results are not necessarily indicative of the results expected for the year ending December 31, 2011.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

Nature of Business

One E-Commerce Corporation (the “Company”) was organized under the laws of the State of Nevada on September 14, 1994, under the name Arianne Co. The Company changed its name on March 30, 1999 to One E-Commerce Corporation in connection with the acquisition of One Commerce Corporation on March 30, 1999 and an associated reverse merger and forward stock split.

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

The business of the Company was carried out through its Texas subsidiary, One Commerce Corporation. None of the subsidiaries of One E-Commerce Corporation was active after December 31, 2000.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

One E-Commerce Corporation
(A Development Stage Company)
Condensed Notes to Financial Statements

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the three and nine months ended September 30, 2011 and 2010, the 30,573,664 potential common stock shares to be issued upon conversion of the notes payable to a stockholder (see Note 3) have not been included in the determination of loss per share because the effect would be anti-dilutive.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is currently indebted to Islet Sciences, Inc., the majority shareholder of the Company per the schedule of notes below:

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
					$514,458

One E-Commerce Corporation
(A Development Stage Company)
Condensed Notes to Financial Statements

In the event Islet Sciences, Inc. elects to exercise its conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The convertible notes are all unsecured demand notes with maturity dates in 2000 and they are all in a state of default.  As of September 30, 2011, and through this date, Islet Sciences, Inc. has not demanded to accelerate immediate payment of these notes. While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, the conversion option for the accrued interest was waived by the holder. Islet Sciences, Inc. also holds two notes issued by the Company, which are not convertible to equity, in the principal amount of $10,000 and $20,000, respectively. Both notes carry an interest rate of 10%. The $10,000 note is due on October 2, 2011. The $20,000 note matured on May 18, 2011.

Accrued interest for all related party notes was $563,499 and $524,664 at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, Mr. Welch, the former majority shareholder of the Company paid expenses on behalf of the Company in the amount of $12,500. Upon the change of control of the Company (see Note 4), Mr. Welch released the Company from all liabilities, claims and obligations that he had against the Company. As a result, the balance of accounts payable to the related party in the amount of $55,027 was written off to paid-in capital.

NOTE 4 – CHANGES IN CONTROL OF THE COMPANY

On September 22, 2011, Islet Sciences, Inc. purchased from Mr. John Welch, (a) 9,902,180 shares of the Company’s common stock representing approximately 54.06% of the issued and outstanding shares of Common Stock, and (b) notes payable in the aggregate principal amount of $514,458 (see description of the notes payable in Note 3-Related Party Transactions), and the accrued interest of $563,499, for an aggregate purchase price of $250,000. The Notes are convertible into 30,573,664 shares of Common Stock. The transaction resulted in the change of control of the Company.  The Company did not receive any proceeds as a result of this transaction.

Islet Sciences, Inc. intends to cause the Company to enter into a share exchange agreement with the shareholders of Islet Sciences, Inc. as a result of which the Company will control Islet Sciences, Inc. As of the date of this report, the transaction has not occurred yet and no agreement has been entered into by the Company and Islet Sciences, Inc.

NOTE 5 – CORPORATE OVERHEAD

Since emerging from bankruptcy in 2001 (see Note 1), the Company has not been charged corporate overhead for service performed by its officers, for office rent, professional fees and other administrative expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying interim financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-Q for the period ended September 30, 2011, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The condensed financial statements include the accounts of One E-Commerce Corporation (“ONCE”, “we”, “our” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

GENERAL

One E-Commerce Corporation (the “Company”) was originally incorporated on September 14, 1994, under the laws of the State of Nevada.

The company has had no material business since the cessation of the operations of its wholly owned subsidiary, One Commerce Corporation at the end of 2001. Since coming out of bankruptcy at the close of the 2001 calendar year, the Company has been in the development stage and has not realized any significant revenue from operations.

RESULTS OF OPERATIONS

The Company has had no revenue since inception (December 31, 2001). During the three and nine month periods ended September 30, 2011, general and administrative expenses totaled $2,565 and $12,595, respectively. This compares to $6,085 and $16,570 in general and administrative expenses during the three and nine month periods, respectively, which ended September 30, 2010.

Interest expense for the nine month period ended September 30, 2011 and 2010 was $38,835 and $37,333, respectively, and $476,095 from inception (December 21, 2001) to September 30, 2011.  Interest expense for the three month period ended September 30, 2011 and 2010 was $12,111 and $12,611, respectively. Interest expense is simple interest calculated at 10% on the outstanding balances of related party notes.  See Note 3 of the Condensed Notes to Financial Statements.

PLAN OF OPERATIONS

The Company's current purpose is to assess and effectuate a reverse merger with Islet Sciences, Inc., its current majority shareholder, which is in the business of developing new treatments for diabetes.  As of the date of this filing, no transaction has occurred yet and no agreement has been entered into by the Company and Islet Sciences, Inc.

LIQUIDITY AND CAPITAL RESOURCES

It is the intent of management and the majority stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or the majority stockholder to provide additional future funding.

The Company is currently indebted to Islet Sciences, Inc., the holder of 54.06% of its common stock per the schedule of notes below:

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
					$514,458

In the event Islet Sciences, Inc. elects to exercise its conversion rights under the various notes, the potential additional shares to be issued would be dilutive to the existing shares outstanding by an additional 30,573,664 shares.  The notes are all unsecured demand notes which have matured.  As of September 30, 2011, and through this date, Islet Sciences, Inc. has not demanded to accelerate immediate payment of these notes. While the notes carry the same conversion option for the accrued interest as for the principal amount of each note, the conversion option for the accrued interest was waived by the holder. The notes carry the accrued interest of $563,499 (as of September 30, 2011), which is owed to Islet Sciences, Inc. as the holder of the notes.

During the nine months ended, the former majority shareholder of the Company paid expenses on behalf of the Company in the amount of $12,500. Upon the change of control of the Company (see Note 4), Mr. Welch released the Company from all liabilities, claims and obligations that he had against the Company. As a result, the balance of accounts payable to the related party in the amount of $55,027 was written off to paid-in capital.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are ineffective due to the limited resources of the Company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1
Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

One E-Commerce Corporation

November 14, 2011	By:	/s/ John Steel
John Steel President and Chief Executive Officer (principal executive officer)

By:	/s/ Richard Egan
Richard Egan Chief Financial Officer (principal financial and accounting officer)