Form 10-Q
period 2012-01-31
Islet Sciences, Inc
filed 2012-03-09
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2012

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number:

———————
Islet Sciences, Inc.
(Exact name of registrant as specified in its charter)
———————

Nevada	87-0531751
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1370 Avenue of the Americas, Suite 902
New York, New York 10019
 (Address of Principal Executive Office) (Zip Code)

(858) 699-8313
Registrant’s telephone number, including area code)
———————

One E-Commerce Corporation
December 31
 (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of March 14, 2012, there were 39,365,926 shares of the issuer’s common stock outstanding.

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Islet Sciences, Inc.
(A Development Stage Company)
Balance Sheets

	January 31,	April 30,
	2012	2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$632,691	$3,290
Loan to related party	-	6,700
Total current assets	632,691	9,990
OTHER ASSETS
Intangible asset, net	146,793	169,596

TOTAL ASSETS	$779,484	$179,586

LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$103,369	$49,821
Accounts payable - related party	-	107,300
Subscribed shares - not issued	284,000	-
Notes payable - related party	-	30,000
Total current liabilities	387,369	187,121

Commitments and Contingencies

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, 453,000 shares authorized and undesignated:
Series A convertible preferred stock, $0.001 par value; 7,000 shares authorized: 1,173 and 0 shares issued and outstanding at
January 30, 2012 and April 30, 2011, respectively	1	-
Series B convertible preferred stock, $0.001 par value; 40,000 authorized 38,005.87 and 0 shares issued and outstanding at
January 31, 2012 and April 30, 2011, respectively	38	-
Common stock, $0.001 par value, 50,000,000 shares authorized;
187,061 and 407,110 shares issued and outstanding at January 31, 2012 and April 30, 2011, respectively	187	407
Additional paid-in capital	2,811,534	693,624
Accumulated deficit	(2,419,645)	(701,566)
Total stockholders' equity/(deficit)	392,115	(7,535)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)	$779,484	$179,586

Islet Sciences, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Month period ending January 31,		Nine Month period ending January 31,		Cumulative Period from May 4, 2010 (date of inception) to January 31,
	2012	2011	2012	2011	2012
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	376,112	113,494	1,077,978	205,604	1,498,096
Research and development	97,200	12,270	270,731	256,789	552,180
Total operating expenses	473,312	125,764	1,348,709	462,393	2,050,276

LOSS FROM OPERATIONS	(473,312)	(125,764)	(1,348,709)	(462,393)	(2,050,276)

OTHER INCOME (EXPENSE)
Other expenses	(368,748)	-	(368,748)	-	(368,748)
Interest expense	-	-	(621)	-	(621)
Total other expense	(368,748)	-	(369,369)	-	(369,369)

LOSS BEFORE INCOME TAXES	(842,060)	(125,764)	(1,718,078)	(462,393)	(2,419,645)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(842,060)	$(125,764)	$(1,718,078)	$(462,393)	$(2,419,645)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(2.35)	$(0.31)	$(4.40)	$(1.14)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	358,149	407,049	390,749	407,049

Islet Sciences, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Month period ending January 31,		Cumulative Period from May 4, 2010 (date of inception) to January 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,718,078)	$(462,393)	$(2,419,645)
Adjustment to reconcile net loss to net cash used in operating activities
Equity issued for acquisition of One E-Commerce Corp.	118,748		118,748
Equity issued for payment of accounts payable - related party	-	-	10,000
Stock based compensation	495,959	2,079	622,990
Increase/(decrease) in accrued interest	621	-	621
Amortization of intangible asset	22,803	22,803	53,207
Changes in assets and liabilities:
Increase/(decrease) in loan to related party	6,700	-	-
Increase in accounts payable	52,927	3,127	102,749
Increase/(decrease) in accounts payable - related party	(107,300)	54,700	-
Net cash used in operating activities	(1,127,620)	(379,684)	(1,511,330)

CASH FLOW FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from convertible notes payable	-	357,000	357,000
Proceeds from notes payable - related party	-	30,000	30,000
Payments on notes payable - related party	(30,000)	-	(30,000)
Proceeds from issuance of subscribed stock	284,000	-	284,000
Sale of common and preferred stock	1,503,021	-	1,503,021
Net cash provided by financing activities	1,757,021	387,000	2,144,021

Net increase in cash	629,401	7,316	632,691
CASH, BEGINNING OF PERIOD	3,290	-	-
CASH, END OF PERIOD	$632,691	$7,316	$632,691

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for convertible notes	$-	$357,000	$357,000
Common stock issued in exchange for intangible asset	$-	$200,000	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$-	$10,000

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2011 financial statements and notes thereto included within the report on Form 8-K filed with the SEC on January 6, 2012. The results of operations for the nine months ended January 31, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 1.  DESCRIPTION OF BUSINESS

Description of Business

Islet Sciences, Inc. (formerly One E-Commerce Corporation) (the "Company") is a Nevada corporation engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. The Company has not commenced planned principal operations and is considered to be in the development stage. The Company intends to continue its research and development efforts and, ultimately, to begin market introduction of its products.

Merger Agreement

On September 15, 2011, Mr. John Welch, shareholder, director and Chief Executive Officer of the Company,  entered into a Stock Purchase Agreement, pursuant to which Mr. Welch sold to Islet Sciences, Inc., a Delaware corporation (“ISI”),  (a) an aggregate of 9,902,180 shares of common stock of the Company, which shares then represented approximately 54.06% of the issued and outstanding shares of common stock, and (b) certain convertible promissory notes in the aggregate principal amount of $514,458 and accrued interest, previously issued by the Company, for an aggregate purchase price of $250,000. Additionally, under the Stock Purchase Agreement, ISI agreed to cause the Company to enter into a reverse merger transaction at a future date whereby the Company was to acquire all of the outstanding equity interests of ISI in consideration for the issuance of shares of the Company to the shareholders of ISI (“Reverse Merger Transaction”).   The closing that took place on September 22, 2011, resulted in the change of control of the Company. Immediately after the closing, the shares together with the notes, acquired by ISI comprised 54.06% of the then issued and outstanding common stock of the Company on a non-diluted basis and 82.8% on a fully-diluted basis.

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

On December 30, 2011, the Company, ONCE, Inc., a Delaware corporation wholly-owned by the Company (the “Merger Sub”) and ISI consummated the Reverse Merger Transaction, whereby the Merger Sub was merged with and into ISI, and the holders of common stock of ISI received an aggregate of 38,005.87 shares of the Company’s Series B preferred stock, $.001 par value per share (“Series B Preferred”) in exchange for the cancellation of all of the shares of common stock of ISI formerly owned by them, and the holders of Series A preferred stock of ISI received an aggregate of 1,173 shares of our Series A preferred stock, $.001 par value per share (“Series A Preferred”) in exchange for the cancellation of all of the shares of Series A preferred stock of ISI formerly owned by them. The issuance of Series A and B Preferred, with each share of preferred having voting rights equal to 1,000 shares of the Company’s common stock, resulted in ISI’s shareholders having obtained control of the Company. ISI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The financial statements before the date of the Reverse Merger Transaction are those of ISI with the results of the Company being consolidated from the date of the Reverse Merger Transaction. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, ISI treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $368,748 for the Company, consisting of $250,000 paid in cash and $118,748 paid in the form of shares of Series B Preferred (see Note 4), was recorded as an other expense item and included in the Company’s net loss for the period ending January 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial operating losses and negative operating cash flows through January 31, 2012 and January 31, 2011.   As of January 31, 2012, the Company's cash position was $632,691. The Company has incurred net losses of $1,718,078 and negative operating cash flows of $1,127,620 for the nine months ended January 31, 2012 and has an accumulated deficit of $2,419,645 since inception. Currently, management has projected that cash on hand, including additional capital contributions, will be sufficient to allow the Company to continue its operations through December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company's plans include raising additional debt and/or equity financing to sustain its operations. In addition, the Company will continue to seek funding in the form of grants for its scientific research.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

The Company's planned principal operations have not yet commenced. Accordingly, the Company's activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") Accounting Standards Codification (“ASC”) 915-10, Accounting and Reporting by Development Stage Enterprises. All losses since inception have been considered as part of the Company's development stage activities.

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of restricted stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is anti-dilutive.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets, the valuation of common stock, warrants and stock options and the valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents.

Concentration of credit risk

The Company maintains its cash balances at a credit-worthy financial institution and management believes the risk of loss of cash balances to be low.

Intangible assets

Intangible assets are comprised of patents and trademarks. The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful lives.

Impairment of long-lived assets

The Company applies the provisions of FASB ASC 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Fair value of financial instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and the Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1.

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses approximate their fair value.

Research and development

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, contract services and other outside expenses. Research and development costs are charged to operations when incurred.

Income taxes

The Company follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of January 31, 2012 and April 30, 2011, the Company did not have a liability for unrecognized tax uncertainties.

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of January 31, 2012 and April 30, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

Stock-based compensation

The Company accounts for share-based payments to employees and directors in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized based upon their fair values. The fair value of stock-based awards is estimated at grant date using Black-Scholes and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at January 30, 2012 and April 30, 2011 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

NOTE 3.  INTANGIBLE ASSET

On May 5, 2010, the Company was assigned the intellectual property rights for Patent #6,365,385 that was issued on December 1, 1999.  This patent is related to Methods of Culturing, Cryopreserving, Encapsulating Islet Cells.  The rights to this patent were purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 then assigned to Islet Sciences, Inc. for 3,000,000 shares of common stock which was later converted into 3,000 shares of Series B preferred stock.

Based on the remaining life of the patent, 6.5 years from May 4, 2010, the date of assignment, this intangible asset is amortized over the remaining 6.5 years of life for the patent.  For nine months ended January 31, 2012 and 2011, the amortization expense was $22,803 and $22,803, respectively.

NOTE 4.  PREFERRED STOCK AND COMMON STOCK

As of January 31, 2012, the Company had authorized 50,000,000 shares of common stock at a par value of $0.001 per share. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of our stockholders. Holders of common stock are entitled to receive dividends ratably, if any, as may be declared by the Board of Directors out of legally available funds, subject to any preferential dividend rights of any outstanding preferred stock. Upon our liquidation, dissolution or winding up, the holders of our common stock are entitled to receive ratably our net assets available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Holders of our common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are fully paid and non-assessable. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of shares of any series of preferred stock which we may designate and issue in the future without further shareholder approval.

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

As of January 31, 2012, the Company had authorized 500,000 shares of preferred stock, par value $0.001 per share of which 453,000 remain undesignated.  There are 7,000 shares of Series A Preferred stock authorized and there are 40,000 shares of Series B Preferred stock authorized. Series A and Series B Preferred stock are entitled to receive dividends on an as converted basis with the holders of the Company’s common stock.

The holders of the Series A and Series B Preferred stock are entitled to vote together with the holders of the Company’s common stock, with each such holder entitled to the number of votes equal to the number of shares of the Company’s common stock into which such Series A and Series B Preferred stock would be converted if converted on the record date for the taking of a vote. Each share of Series A and Series B Preferred stock is automatically convertible, upon the effectiveness of the Reverse Split, into 1,000 shares of the Company’s common stock, subject to future adjustments as provided for in the Series A and Series B certificates of designations, rights and preferences.

On February 23, 2012, the Company effected a 1-for-45 reverse stock-split. The shares presented in the financial statements and the notes to the financial statements, including per share information has been retroactively adjusted. In addition, as part of the Reverse Merger Transaction, all shares issued initially to shareholders of ISI have been presented as though they have been issued as preferred shares of Series B below.

The Company issued 13,430 shares of Series B preferred stock to the Company's founders and advisors for intellectual property assignments related to the Company’s purpose, mission and contributions to the business plan and strategy.

The Company issued 3,000 shares of Series B preferred stock for the assignment of the intellectual property rights purchased from MicroIslet, Inc. bankruptcy proceedings.

On October 29, 2010, an ISI’s convertible note, in the aggregate principal amount of $357,000 held by Sandollar, LLC, was converted into 3,591,729 shares of ISI’s common stock, which was exchanged into 3,591.729 shares of Series B preferred stock as part of the Reverse Merger Transaction.

Dr. Jonathan Lakey, Scientific Advisor Board Member, and Mr. Richard Egan, CFO, each received a restricted stock grant of 100 shares of Series B preferred for services provided to the Company.  The shares vest 50% on the first anniversary of the date of the agreement and the remaining shares vest on the second anniversary of the date of the agreement. At January 31, 2012, 50% of the shares had vested and were issued. For the nine months ended January 31, 2012, the Company recognized stock based compensation expense of $7,551.

From June to September of 2011, the Company consummated a private placement of its common stock to certain accredited investors whereby the Company issued 8,090 shares of its Series B preferred stock for cash at a purchase price of $100 per share and 2,474.997 shares of its Series B preferred stock for a cash purchase price of $120 per share for total gross proceeds of $1,106,000. Originally, the shares sold were those of ISI’s common stock  at a price ranging from $0.10 to $0.12 per share. Once the Reverse Merger occurred, these shares were converted to Series B Preferred stock with the expectation, that once the Company completes the reverse stock-split and the conversion of Series B Preferred stock to common stock at a conversion ratio of 1,000 to 1, each shareholder would have received his or her equivalent of shares of common stock initially purchased.

In October 2011, the Company granted Mr. John Steel, the Company’s CEO, according to his employment agreement, 1,190 shares of Series B preferred stock for previous services provided; 866.668 shares of preferred B stock, as a signing bonus; and 866.668 shares of preferred B stock, as deferred stock compensation with a vesting schedule of 50% on the first anniversary date and 50% on the second anniversary date.  The total amount of shares granted was 2,923.336 of which 2,056.668 have been issued and 866.668 remain to be issued. The issued shares were expensed upon issuance for shares relating to past services and will be expensed over the corresponding vesting periods for shares relating to future services.  The Company has agreed to issue Mr. Steel an additional 200 shares of preferred B stock upon the completion of certain events.  For the nine months ended January 31, 2012, the Company recognized $209,224 in stock-based compensation expense related to these grants.

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In October 2011, the Board of Director granted certain consultants to the Company 2,785 shares of Series B preferred stock, as part of consultant agreements for services to be provided for multiple year periods. For the nine months ended January 31, 2012, the Company recognized $277,542 of stock-based compensation expense related to these grants.

In October 2011, the Board of Director allocated 400,000 shares of common stock, to members of the Company’s Scientific Advisor’s Board once Scientific Advisory Board members have been selected, other than Dr. Lakey. The members of the Scientific Advisory Board will have a term of two years.

Under the Stock Purchase agreement (see Note 1), dated September 15, 2011, the Company is required to issue to Mr. John Welch shares of common stock representing 3% of the outstanding shares, after giving effect to the issuance of shares of common stock in the Company’s private offering. In addition, a warrant will be issued entitling Mr. Welch to purchase, at par value, additional shares of common stock at each time that the Company receives any equity or convertible debt investment as part of its private offering up to $4,000,000, or the maximum offering. Once the Company has raised the $4,000,000, no additional shares or warrants will require issuance. On December 30, 2011 and in conjunction with the Reverse Merger, the Company issued Mr. Welch 1,187.476 shares of Series B preferred stock valued at $118,748, which is recorded to other expense in the accompany statements of operations and is included as part of the purchase price of the Company.

In December 2011, the Company consummated a private placement of its preferred stock to certain accredited investors whereby the Company issued 1,173 shares of Series A preferred stock for cash at a purchase price of $450 per share for total gross proceeds of $528,000.  In conjunction with the issuance of preferred stock, each share of issued preferred stock included the right to receive upon conversion a warrant to purchase 586,500 post reverse split shares of common stock at a price of $1.00 per share.

In January 2012, the Company received proceeds of $284,000 for 631,111 shares of common stock and warrants that grant to the subscribers the right to purchase a number of shares of common stock, par value $.001 per share, of the Company (the “Common Stock”) equal to fifty percent (50%) of the number of shares of Common Stock subscribed for.  The Warrants will have an initial exercise price equal to $1.00 per share and shall be exercisable for a five (5) year period. As of January 31, 2012, the common stock and warrants had not yet been issued and accordingly, the Company recorded the transaction as subscribed shares not issued on the accompanying balance sheet.

NOTE 5. COMMITMENTS AND CONTINGENCIES

In January 2012, the Company entered into a ten year service contract with Progenitor Cell Therapy, LLC ("PCT"), a wholly-owned subsidiary of NeoStem, Inc. (which is a commercial cell therapy company providing service solutions for the contract research, development, manufacturing, testing and commercialization of cell-based therapies). PCT will provide the Company services including: the development of a technology transfer protocol relating to the handling of piglet pancreata harvest, digestion and shipping logistics; training of PCT staff in the Company’s processes; identify and address issues relating to the processes; commence the development of standard operating procedure(s)relating to the processes; engineering the processes into PCT's quality systems, operations and facility(ies); development of test methods associated with the Company process; protocol generation for the process qualification; setting up testing equipment and process-specific equipment necessary for the processes; establishing manufacturing capacity/facility for the Company; perform room qualification and installation/operations qualification of any equipment used in connection with the processes; satisfying documentation requirements as may be required for the preparation of performance qualifications ("PQs"); and performing PQ runs and compiling the results for Company's submissions to the US Food and Drug Administration (“FDA”).

As compensation for the services of PCT, the Company agreed to pay to PCT a non-refundable monthly fee of $63,000 and a non-refundable monthly charge of between $33,000 and $54,000. PCT is also entitled to receive 400,000 shares of the Company’s common stock and warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company will begin amortizing these costs beginning February 1, 2012.

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. RELATED PARTY TRANSACTIONS

The Company granted certain shares of Series B preferred stock to its CEO for past services as well as reserved shares if certain events occur – see Note 4 for details.

The Company’s CEO has agreed to advance to the Company up to $160,000 during any fiscal year.  In consideration of the loan of $30,000, the Company has issued a promissory note to the CEO in the aggregate principal amount of $30,000.  The note can be called by the CEO at any time.

The Company issued restricted stock grants to both a shareholder and Scientific Advisory Board member and its CFO for services being provided to the Company – see Note 4 for details.

NOTE 7. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of January 31, 2012, the Company was not a party to any material litigation claim or suit whose outcome could have a material effect on the financial statements.

NOTE 8.  SUBSEQUENT EVENTS

Amended and Restated Certificate of Incorporation

In January 2012, the Board of Directors of the Company and the stockholders owning approximately 55% of the Company’s issued and outstanding common stock approved an Amended and Restated Certificate of Incorporation (“Amended Certificate”), which increased the number of authorized preferred shares from 500,000 to 10,000,000, par value $0.001 per share. In addition, the Company increased the number of authorized common shares from 50,000,000 to 100,000,000, par value $0.001 per share. The Amended Certificate became effective on February 23, 2012, upon the filing with the Secretary of State of the State of Nevada.

Name Change

On January 19, 2012, the Board of Directors of the Company and the stockholders owning approximately 55% of the Company’s issued and outstanding common stock approved an Amended and Restated Certificate of Incorporation (“Amended Certificate”), which changed the Company’s name from One E-Commerce Corporation to Islet Sciences, Inc. These financial statements use the Company’s name of Islet Sciences, Inc.

Islet Sciences, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Reverse Split and Conversion of Series A and B Preferred Stock

On February 23, 2012, a 1-for-45 reverse stock split of issued and outstanding common stock of the Company became effective. Immediately after the effectiveness of the reverse split, all issued and outstanding shares of Series A Preferred and Series B Preferred were automatically converted into a total of 39,178,870 shares of common stock at a conversion rate of one share of preferred stock for one thousand shares of common stock. In connection with the conversion of Series A Preferred, the Company issued warrants to purchase a total of 586,500 shares of common stock at an exercise price of $1.00 per share.

Authorization of Series C Preferred Stock

In February 2012, the Board of Directors of the Company adopted resolutions providing for the designation of 200,000 shares of Series C Preferred stock at $0.001 par value.  The Series C Preferred stock has liquidation preferences, whereby the holders of Series C Preferred shall be entitled to receive, prior and in preference to the holders of common stock, and any other series of preferred stock of the Company, an amount per share of Series C Preferred determined by dividing $3,000,000 by the number of shares of Series C Preferred held by such holders.  Each holder of shares of Series C Preferred shall be entitled to one vote for each whole share of common stock into which the shares of Series C Preferred could be converted into. Each share of Series C preferred stock is convertible into 10 shares of common stock. The shares of Series C Preferred stock will automatically convert into shares of common stock if the closing price of the common stock is greater than or equal to $1.50 for ten consecutive trading days. The Series C Preferred shares can also be voluntary converted into shares of common stock with prior written notice.

Business Acquisition

On February 23, 2012, the Company and ISI entered into a Share Exchange Agreement (“Share Exchange”) with DiaKine Therapeutics, Inc., a Delaware corporation (“DTI”), and shareholders of DTI, whereby the Company will issue to the DTI shareholders an aggregate of 200,000 shares of its newly designated shares of Series C preferred stock in exchange for all issued and outstanding shares of DTI at the closing. Each share of Series C preferred stock will be convertible into 10 shares of the Company’s common stock. The Company also agreed to issue to certain creditors of DTI, 100,000 shares of its common stock in satisfaction of DTI’s liabilities outstanding as of the closing.

Cancellation of shares of common stock and notes held by ISI

On February 23, 2012, immediately after the effectiveness of the Reverse Split, 9,902,180 shares of common stock of the Company, and convertible promissory notes in the aggregate principal amount of $514,458 together with the accrued interest, previously issued by the Company, which were purchased by ISI pursuant to the Stock Purchase Agreement dated September 15, 2011, were cancelled.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, WE URGE YOU TO CAREFULLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

Unless the context otherwise requires, the "Company", "we," "us," and "our," refer to (i) Islet Sciences, Inc. (formerly One E-Commerce Corporation), a Nevada corporation; and (ii) Islet Sciences, Inc., a Delaware corporation (“ISI”).

Overview

We are a biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with conditions requiring cell-based replacement treatments, with a focus on type 1, or insulin-dependent diabetes. Patented islet transplantation technology, along with our own developments, constitute methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. We intend to continue our research and development efforts and ultimately to introduce products to the market. Currently, we have no products for sale and are focused on research and development activities in preparation for clinical activities.

Going Concern

The financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows through January 31, 2012, and as of that date our cash position was $632,691. We have incurred net losses of $1,718,078 and negative operating cash flows of $1,127,620 for the nine month period ended January 31, 2012. Currently, management has projected that cash on hand will be sufficient to allow us to continue our operations only through December of 2012. Management's plans in regard to these matters are described in Note 1 to our financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. During fiscal 2012, we completed private placements of equity securities for aggregate gross proceeds of $1,677,944.

Recent Developments

On December 30, 2011, the Company, ONCE, Inc., a Delaware corporation wholly-owned by the Company (the “Merger Sub”) and ISI consummated a reverse merger transaction, whereby the Merger Sub was merged with and into Islet Sciences, and the holders of common stock of Islet Sciences received an aggregate of 38,005.87 shares of the Company’s Series B preferred stock, $.001 par value per share (“Series B Preferred”) in exchange for the cancellation of all of the shares of common stock of ISI formerly owned by them, and the holders of Series A preferred stock of ISI received an aggregate of 1,173 shares of our Series A preferred stock, $.001 par value per share (“Series A Preferred”) in exchange for the cancellation of all of the shares of Series A preferred stock of Islet Sciences formerly owned by them (the “Reverse Merger Transaction”).

The Reverse Merger Transaction was accounted for as a reverse acquisition using the purchase method of accounting, whereby ISI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The financial statements before the date of the Reverse Merger Transaction are those of ISI with the results of the Company being consolidated from the date of the Reverse Merger Transaction. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

On January 10, 2012, the Company has entered in to a ten year service contract with Progenitor Cell Therapy, LLC ("PCT"), a wholly-owned subsidiary of NeoStem, Inc. (which is a commercial cell therapy company providing service solutions for the contract research, development, manufacturing, testing and commercialization of cell-based therapies). PCT will provide the Company services including: the development of a technology transfer protocol relating to the handling of piglet pancreata harvest, digestion and shipping logistics; training of PCT staff in the Company’s processes; identify and address issues relating to the processes; commence the development of standard operating procedure(s)relating to the processes; engineering the processes into PCT's quality systems, operations and facility(ies); development of test methods associated with the Company process; protocol generation for the process qualification; setting up testing equipment and process-specific equipment necessary for the processes; establishing manufacturing capacity/facility for the Company; perform room qualification and installation/operations qualification of any equipment used in connection with the processes; satisfying documentation requirements as may be required for the preparation of performance qualifications ("PQs"); and performing PQ runs and compiling the results for Company's submissions to the FDA.

On February 23, 2012, a 1-for-45 reverse stock split (the “Reverse Split”) of issued and outstanding common stock of the Company became effective. Immediately after the effectiveness of the Reverse Split, all issued and outstanding shares of Series A Preferred and Series B Preferred were automatically converted into a total of 39,178,870 shares of common stock at a conversion rate of one share of preferred stock for one thousand shares of common stock. In connection with the Reverse Split, the Company changed its name from One E-Commerce Corporation to Islet Sciences, Inc. and was assigned a new ticker symbol “ISLT.”

On February 23, 2012, immediately after the effectiveness of the Reverse Split, 9,902,180 shares of common stock of the Company, and convertible promissory notes in the aggregate principal amount of $514,458 together with the accrued interest, previously issued by the Company, which were purchased by ISI pursuant to the Stock Purchase Agreement dated September 15, 2011, were cancelled.

On February 23, 2012, Islet Sciences, Inc., a Nevada corporation (formerly One E-Commerce Corporation, the “Company”) and its wholly-owned subsidiary Islet Sciences, Inc., a Delaware corporation, entered into a Share Exchange Agreement with DiaKine Therapeutics, Inc., a Delaware corporation (“DTI”), and shareholders of DTI, whereby the Company agreed to issue to the DTI shareholders an aggregate of 200,000 shares of its newly designated shares of Series C preferred stock in exchange for all issued and outstanding shares of DTI. The Company also agreed to issue to certain creditors of DTI 100,000 shares of its common stock for no additional consideration in satisfaction of DTI’s liabilities outstanding as of the closing under the agreement.

Results of Operations

Three Months Ended January 31, 2012 and 2011

There were no revenues for the three months ended January 31, 2012 and 2011.

During the three month ending January 31, 2012, general and administrative expenses totaled $376,112, compared to $113,494 for the three months ending January 31, 2011. The primary reason for the increase in general and administrative expenses was due to higher professional fees being incurred for the merger, the cost of the public shell, and the preparation of offering documents for raising additional capital.

During the three months ending January 31, 2012, research and development expenses totaled $97,200, compared to $12,270 for the three months ending January 31, 2011. The primary reason for the increase in research and development expenses was due to the continued development of protocols for the treatment of and commercialization of patented technologies and stock-based compensation expense allocable to the research and development department.

During the three months ending January 31, 2012, other expenses totaled $368,748, which were comprised of acquisition costs related to the Reverse Merger. There were no such costs for the three months ended January 31, 2011.

Nine Months Ended January 31, 2012 and 2011

There were no revenues for the nine months ended January 31, 2012 and 2011.

During the nine months ending January 31, 2012, general and administrative expenses totaled $1,077,978, compared to $205,604 for the nine months ending January 31, 2011. The primary reason for the increase in general and administrative expenses was due to stock compensation expense, professional fees incurred for the merger, the cost of the public shell, and the preparation of offering documents for raising additional capital.

During the nine months ending January 31, 2012, research and development expenses totaled $270,731, compared to $256,789 for the nine months ending January 31, 2011.

During the nine months ending January 31, 2012, other expenses totaled $369,369, which were primarily comprised of acquisition costs related to the Reverse Merger. There were no such costs for the nine months ended January 31, 2011.

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and debt and by relying on other financing. Since inception, we have financed our operations through private sales of equity securities. We have not generated revenues from sales of products and have had losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain.

Management has projected that cash on hand will be sufficient to allow us to continue our operations only through December 31, 2012. At that time we therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of January 31, 2012, we had $632,691 cash on hand.

Operating Activities

During the nine month periods ending January 31, 2012 and 2011, cash used in operating activities was $1,127,620 and $379,684, respectively.  This is primarily attributable to an increase in general and administrative expense the legal and professional fees associated with the merger transaction, partially offset by certain non-cash stock compensation expenses.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and preferred stock. During the nine months ended January 31, 2012, of the total net cash provided by financing activities, $1,787,000 was from the net proceeds from the private placement.  During the nine months ended January 31, 2011, of the total net cash provided by financing activities, $357,000 was from the net proceeds received from convertible note payable.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, contract services and other outside expenses. Research and development costs are charged to operations when incurred.

Stock-Based Compensation:

The Company follows the provision of FASB ASC Topic 718 for the measurement and recognition of compensation expense for all share-based payment awards to employees, directors and non-employees. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock and stock equivalents to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the stock and stock equivalents vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its stock and stock equivalents which have so far vested and become eligible for exercise.

The estimated fair value of grants of stock and stock equivalents to our employees and nonemployees is charged to expense, if applicable, in the financial statements. These stock and stock equivalents vest as services are performed or objectives achieved. As of January 31, 2012, we recorded compensation/service expense of $622,990 since inception.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

ITEM 4.  CONTROLS AND PROCEDURES

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2012, the Reverse Split of issued and outstanding common stock of the Company became effective. Immediately after the effectiveness of the Reverse Split, all issued and outstanding shares of Series A Preferred and Series B Preferred were automatically converted into a total of 39,178,870 shares of common stock at a conversion rate of one share of preferred stock for one thousand shares of common stock.

In connection with the conversion of Series A Preferred, the Company issued warrants to purchase a total of 586,500 shares of common stock at an exercise price of $1.00 per share.

The foregoing issuances of shares of common stock and warrants were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Sections 3(a)(9) and 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLET SCIENCES, INC.

Date: March 9, 2012	By:	/s/ John Steel
John Steel
Chief Executive Officer

Date: March 9, 2012	By:	/s/ Richard Egan
Richard Egan
Chief Financial Officer