Form 10-K/A
period 2012-04-30
Islet Sciences, Inc
filed 2012-09-13
CIK 1425919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

Islet Sciences, Inc., is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, originally filed with the Securities and Exchange Commission on July 30, 2012 (the “2012 Form 10-K”), to add additional language surrounding a contract with a placement agent in Note 7 and the results of an agreement reached with the same placement agent made subsequent to the year ended April 30, 2012 in Note 10. In addition, the Company entered into a consulting agreement in May 2012 which has been disclosed in Note 10.

No item of, or disclosure appearing in, our 2012 Form 10-K is affected by this filing other than as described above.  This report on Form 10-K/A is presented as of the filing date of the 2012 Form 10-K and reflects certain disclosures of events occurring after that date.

2

PART IV

ITEM 15.  EXHIBITS

Number	Description

31.1	Certifications of John Steel pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Richard Egan pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Islet Sciences, Inc.

Date: September 13, 2012	By:	/s/ John Steel
John Steel
Chief Executive Officer, Director (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ John Steel	September 13, 2012
John Steel
Chief Executive Officer and Director
(Principal Executive officer)

/s/ Richard Egan	September 13, 2012
Richard Egan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Joel Perlin	September 13, 2012
Joel Perlin, Director

/s/ Jonathan Lakey	September 13, 2012
Jonathan Lakey, Director

4

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

/s/ PKF
July 30, 2012 (except for Notes 7 and 10, for	PKF
which the date is September 13, 2012)	Certified Public Accountants
San Diego, California	A Professional Corporation

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

PMB Helin Donovan, LLP

Seattle, Washington

January 5, 2012 (except for Note 7, for
which the date is September 13, 2012)

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	April	April
	30 ,2012	30, 2011
ASSETS
CURRENT ASSETS
Cash	$1,908,532	$3,290
Loan to related party	-	6,700
Total current assets	1,908,532	9,990
OTHER ASSETS
Intangible assets, net (Note 4)	1,506,192	169,596
Goodwill (Note 4)	2,111,107	-
	3,617,299	169,596

TOTAL ASSETS	$5,525,831	$179,586

LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$168,578	$49,821
Accounts payable - related party	14,228	107,300
Subscribed shares – not issued (Note 6)	1,124,265	-
Accrued expenses (Notes 6 and 7)	1,135,365	-
Notes payable - related party	1,442	30,000
Derivative liability (Note 5)	824,875	-
Total current liabilities	3,268,753	187,121

Deferred income taxes (Notes 3 and 9)	547,000	-

Total liabilities	3,815,753	187,121

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $0,001 par value, 10,000,000 shares authorized; no shares issued and outstanding at April 30, 2012 and 2011, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
44,584,855 and 21,321,729 shares issued and outstanding at April 30, 2012 and 2011, respectively	44,585	21,322
Additional paid-in capital	7,405,197	672,709
Deficit accumulated during the developments stage	(5,739,704)	(701,566)
Total stockholders' equity/(deficit)	1,710,078	(7,535)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)	$5,525,831	$179,586

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	Year ending April 30,		For the period from May 4, 2010 (Inception) through April 30,
	2012	2011	2012
REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,888,136	420,117	2,308,253
Research and development	1,803,671	281,449	2,085,120
Total operating expenses	3,691,807	701,566	4,393,373

LOSS FROM OPERATIONS	(3,691,807)	(701,566)	(4,393,373)

OTHER INCOME (EXPENSE)
Other expenses	(1,345,710)	-	(1,345,710)
Interest expense	(621)	-	(621)
Total other expense	(1,346,331)	-	(1,346,331)

LOSS BEFORE INCOME TAXES	(5,038,138)	(701,566)	(5,739,704)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,038,138)	$(701,566)	$(5,739,704)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.15)	$(0.04)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	33,956,094	18,802,961

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity/(Deficit)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity/ (Deficit)
	Number of		Number of		Number of		Number of
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, May 4, 2010	-	$-	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of founders' common stock	-	-	-	-	-	-	13,430,000	13,430	(13,430)	-	-
Issuance of common stock in exchange for intangible asset	-	-	-	-	-	-	3,000,000	3,000	197,000	-	200,000
Issuance of common stock to reduce accounts payable – related party	-	-	-	-	-	-	100,000	100	9,900	-	10,000
Conversion of debt and accrued interest into common stock	-	-	-	-	-	-	3,591,729	3,592	353,408	-	357,000
Stock-based compensation	-	-	-	-	-	-	-	-	7,031	-	7,031
Issuance of common stock for services	-	-	-	-	-	-	1,200,000	1,200	118,800	-	120,000
Net loss	-	-	-	-	-	-	-	-	-	(701,566)	(701,566)
Balance, April 30, 2011	-	-	-	-	-	-	21,321,729	21,322	672,709	(701,566)	(7,535)

Sale of common stock at $0.10/share	-	-	-	-	-	-	8,090,000	8,090	780,910	-	789,000
Issuance of common stock for services	-	-	-	-	-	-	4,931,668	4,932	488,236	-	493,168
Sale of common stock at $0.12/share	-	-	-	-	-	-	2,474,997	2,475	287,525	-	290,000
Issuance of common stock for purchase consideration in reverse merger	-	-	-	-	-	-	1,187,476	1,187	533,178	-	534,365
Sale of Series A preferred stock at $450/share	1,173	1	-	-	-	-	-	-	464,638	-	464,639
Conversion of shares during merger	-	-	38,006	38	-	-	(38,005,870)	(38,006)	37,968	-	-
Assumption of One E-Commerce shares upon reverse merger	-	-	-	-	-	-	187,063	187	(187)	-	-
Purchase of DTI with stock	-	-	-	-	200,000	200	100,000	100	2,829,523	-	2,829,823
Automatic conversion of Series A and B preferred stock into common stock	(1,173)	(1)	(38,006)	(38)	-	-	39,178,870	39,179	(39,140)	-	-
Automatic conversion of Series C Preferred shares into common stock	-	-	-	-	(200,000)	(200)	2,000,000	2,000	(1,800)	-	-
Sale of common stock at $0.45/share	-	-	-	-	-	-	3,118,922	3,119	1,346,876	-	1,349,995
Stock-based compensation	-	-	-	-	-	-	-	-	4,761	-	4,761
Net loss	-	-	-	-	-	-	-	-	-	(5,038,138)	(5,038,138)
Balance, April 30, 2012	-	$-	-	$-	-	$-	44,584,855	$44,585	$7,405,197	$(5,739,704)	$1,710,078

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
			from May 4, 2010
			(Inception)
	Year ending April 30,		through April 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(5,038,138)	$(701,566)	$(5,739,704)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity issued for acquisition of One E-Commerce Corporation	534,365	-	534,365
Equity issued for payment of accounts payable - related party	-	10,000	10,000
Stock based compensation	4,761	7,031	11,792
Stock issued for services	493,168	120,000	613,168
Derivative liabilities	824,875		824,875
Accrued expenses for Progenitor agreement	1,135,365		1,135,365
Amortization of intangible assets	30,404	30,404	60,808
Change in operating assets and liabilities:
Advances to related party	6,700	(6,700)	-
Accounts payable	53,433	49,821	103,254
Accounts payable - related party	(127,300)	107,300	(20,000)

Net cash used in operating activities	(2,082,367)	(383,710)	(2,466,077)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	2,893,633	357,000	3,250,633
Subscribed shares – not issued	1,124,265	-	1,124,265
Proceeds from notes payable - related party	-	30,000	30,000
Payments on notes payable - related party	(30,289)	-	(30,289)

Net cash provided by financing activities	3,987,609	387,000	4,374,609

Net increase in cash	1,905,242	3,290	1,908,532

Cash at beginning of year	3,290	-	-

Cash at end of year	$1,908,532	$3,290	$1,908,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for acquisition of Diakine Therapeutics, Inc.	$2,829,823	$-	$2,829,823
Net liabilities assumed in acquisition of Diakine Therapeutics, Inc.	$101,284	$-	$101,284
Deferred income tax liability and goodwill associated with the acquisition of Diakine Therapeutics, Inc.	$547,000	$-	$547,000
Common stock issued in exchange for convertible notes	$-	$357,000	$357,000
Common stock issued in exchange for intangible asset	$-	$200,000	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$10,000	$10,000

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

Islet Sciences was incorporated under the name One E-Commerce Corporation on September 14, 1994 in the State of Nevada. Effective February 23, 2012, the Company changed its name to Islet Sciences, Inc. On March 14, 2012, Islet Sciences acquired Diakine Therapeutics, Inc., a Delaware corporation (“DTI”) (see Note 3). Islet Sciences together with its subsidiaries, Islet Sciences Inc., a Delaware corporation (“ISI”), and DTI are referred to as the Company.

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

NOTE 3.  ACQUISITIONS

DTI Acquisition

On March 14, 2012, the Islet Sciences acquired Diakine Therapeutics, Inc., a Delaware corporation, through the issuance of 200,000 shares of Series C preferred stock in exchange for all issued and outstanding shares of DTI. The Series C Preferred stock was valued at $13.97 per share. The Company also agreed to issue to DTI 100,000 shares of its common stock for no additional consideration in satisfaction of DTI’s liabilities outstanding at the closing under the agreement. Diakine Therapeutics, Inc. is a development stage biopharmaceutical company developing new, proprietary drugs for unmet medical needs in diabetes and complications related to diabetes.

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

NOTE 4.  INTANGIBLE ASSETS AND GOODWILL

On May 4, 2010, the Company was assigned the intellectual property rights for a patent that was issued on December 1, 1999. The rights to this patent where purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 and then assigned to ISI in exchange for the issuance of 3,000,000 shares of common stock.

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

Under the stock purchase agreement dated September 15, 2011, the Company is required to issue to Mr. John Welch shares of common stock representing 3% of the outstanding shares, after giving effect to the issuance of shares of common stock in the financing. On December 30, 2011, the Company issued to Mr. Welch 1,187,476 shares of common stock valued at $534,365 and is included in other expenses (see Note 5). Subsequent to year-end the Company computed the remaining number of shares issuable under the anti-dilutive provision of the contract in the amount of 375,398 shares, valued at $561,345 and are included as derivative liabilities in the consolidated balance sheets. The shares were valued at $1.40 per common share based on the stock valuation performed at the acquisition date.

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

The following table summarizes information regarding the warrants outstanding as of April 30, 2012 and 2011:

	Number of Warrants	Weighted Average Exercise Price	Expiry Dates
Warrants at May 4, 2010 (Inception)	-	$-	n/a
Granted	-	$-	n/a
Expired	-	$-	n/a
Warrants at April 30, 2011	-	$-	n/a
Granted	2,145,961	$1.00	December 2016 to March 2017
Expired	-	$-	n/a
Warrants at April 30, 2011	2,145,961	$1.00	December 2016 to March 2017

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

In April 2011, the Company entered into an agreement with a private placement agent to raise funds for the Company. The agreement entitled the agent to earn 10% of all proceeds, certain out of pocket costs,  plus shares of common stock equaling 5% of the Company’s fully diluted stock if the equity raised was between $3.3 million and $5.5 million. The agreement terminated on April 30, 2012 without the placement agent raising the required funds. In June 2012, the Company agreed to issue 1,750,000 shares of its common stock to this placement agent (see Note 10).

Litigation

The Company may be subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of April 30, 2012, the Company was not a party to any material litigation, claims or suits whose outcome could have a material effect on our financial statements.

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

The Company issued restricted stock grants to both a shareholder and Scientific Advisory Board member – see Note 6 for details.

NOTE 9.  INCOME TAXES

As of April 30, 2012 and 2011, the Company’s net deferred tax assets were as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,473,900	$265,000
Derivative liability	328,600	-
Accrued expenses	452,300	-
Depreciation and amortization	15,700	7,000
Research and development credits	74,600	25,000
Total deferred tax assets	2,345,100	297,000

Valuation allowance	(2,345,100)	(297,000)

Deferred tax liabilities	(547,000)	-

Net deferred tax liability	$(547,000)	$-

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

As of April 30, 2012, the Company had net operating loss carry forwards for Federal and state income tax purposes of approximately $3,570,000 and $3,597,000, respectively. These Federal and state net operating loss carry forwards will expire in 2031. The Company had research and development credits carry forwards for Federal and state income tax purposes of approximately $46,000 and $43,000, respectively. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carry forward could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

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

On May 1, 2012 the Company entered into an agreement with a consultant to provide financial services.  As part of the compensation provided by this agreement the Company agreed to issue 375,000 shares of the Company’s common stock to the consultant which is not subject to any vesting conditions or forfeiture.  The Company accrued $525,000 for its issuance of shares as part of this agreement and included as general and administrative expenses in the condensed consolidated statements of operations for the period ended July 31, 2012. The shares were valued at $1.40 per share based on a stock valuation.

On May 2, 2012, the Company, entered into a license agreement with the Yale University (“Yale”). Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company agreed to pay to Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Yale under the agreement. In May 2012, the Company issued 20,000 shares of its common stock valued at $28,000.

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

On May 23, 2012, the Company issued a total of 270,000 shares of common stock as compensation to its employee and consultants valued at $378,000 of which 200,000 shares (or $280,000) were accrued as of April 30, 2012.

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

On July 25, 2012, the Company entered into a license agreement with the University of California, Los Angeles. Under the Agreement, the Company received a worldwide, exclusive license to certain “small molecules used for islet expansion

In July 2012, the Company issued 400,000 shares as part of its agreement with PCT along with a warrant to purchase 350,000 shares at an exercise price of $1.00 per share. These issuances were valued at approximately $855,000 and accrued at April 30, 2012. In addition and as part of the anti-dilution provision, the Company issued an additional 162,933 shares of common stock to maintain NeoStem’s 1% ownership of the Company during the three months ended July 31, 2012.

In July 2012, the Company agreed to issue 1,750,000 shares of its common stock to one of its placement agent pursuant to an agreement dated as of April 21, 2011, as amended on June 29, 2012. The initial performance conditions in the agreement were not met by the placement agent, however, both parties agreed to settle and amend the agreement by issuing a total of 1,750,000 shares of the Company’s common stock to the placement agent. This issuance was accrued for at July 31, 2012 in the amount of $2,450,000, which was based on a shares price of $1.40 based on a stock valuation performed, and is included as general and administrative expenses in the condensed consolidated statements of operations, during the period ended July 31, 2012.

In August 2012, the Company issued an additional 20,273 shares of common stock to NeoStem pursuant to the supplier agreement dated January 10, 2012 by and between the Company and PCT.

On August 27, 2012 the Company issued 3,000 shares of common stock under a license agreement.

In August 2012, the Company entered into an agreement with the Regents of the University of California (“UCI”), whereby UCI will provide work dealing with small molecule mediated porcine islet proliferation. Work under this agreement will be performed for a period of six (6) months with an estimated cost of $23,100.

In August 2012, the Company agreed to assume certain liabilities in connection with claims and liens on certain patents acquired for approximately $17,000 in cash and the issuance of 144,342 shares of its common stock for total consideration valued at $202,078.

In August 2012, a complaint was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders are baseless. The complaint seeks monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. Management believes the plaintiffs’ claims to be without merit and intend to vigorously defend against this action.