Form 10-Q
period 2012-07-31
Islet Sciences, Inc
filed 2012-09-14
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number:

———————
Islet Sciences, Inc.
(Exact name of registrant as specified in its charter)
———————

Nevada	87-0531751
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

641 Lexington Avenue, 6th Floor
New York, New York 10022
 (Address of Principal Executive Office) (Zip Code)

(646) 863-6341
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

As of September 14, 2012, there were 54,752,195 shares of the issuer’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,572,336	$1,908,532
Prepaid expenses	67,500	-
Total current assets	2,639,836	1,908,532
OTHER ASSETS
Intangible assets, net (Note 3)	1,498,591	1,506,192
Goodwill (Note 3)	2,111,107	2,111,107
	3,609,698	3,617,299

TOTAL ASSETS	$6,249,534	$5,525,831

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$249,818	$168,578
Accounts payable - related party	-	14,228
Subscribed shares - not issued	27,000	1,124,265
Accrued expenses (Note 6)	3,007,200	1,135,365
Notes payable - related party	1,442	1,442
Derivative liability (Note 4)	452,022	824,875
Total current liabilities	3,737,482	3,268,753

Deferred income taxes	547,000	547,000
Total liabilities	4,284,482	3,815,753

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding at July 31, 2012 and April 30, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
52,794,853 and 44,584,855 shares issued and outstanding at July 31, 2012 and April 30, 2012, respectively	52,795	44,585
Additional paid-in capital	12,402,193	7,405,197
Deficit accumulated during the developments stage	(10,489,936)	(5,739,704)
Total stockholders' equity	1,965,052	1,710,078

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,249,534	$5,525,831

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		For the period from May 4, 2010 (Inception) through July 31,
	2012	2011	2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,775,725	74,563	6,091,579
Research and development	972,533	14,101	3,086,216
Total operating expenses	4,748,258	88,664	9,177,795

LOSS FROM OPERATIONS	(4,748,258)	(88,664)	(9,177,795)

OTHER INCOME (EXPENSES)
Other expenses	-	-	(1,309,547)
Interest expense	(1,974)	-	(2,595)
Total other expenses	(1,974)	-	(1,312,142)

LOSS BEFORE INCOME TAXES	(4,750,232)	(88,664)	(10,489,936)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,750,232)	$(88,664)	$(10,489,936)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.09)	$(0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	51,390,521	23,793,721

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the period
			from May 4, 2010
			(Inception)
	Three months ended July 31,		through July 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(4,750,232)	$(88,664)	$(10,489,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for acquisition of One E-Commerce Corporation	-	-	534,365
Equity issued for payment of accounts payable - related party	-	-	10,000
Stock based compensation	2,106	-	13,898
Stock issued for services	126,000	-	739,168
Derivative liabilities	380,435	-	1,205,310
Accrued expenses	3,007,200	-	4,142,565
Amortization of intangible asset	7,601	7,601	68,409
Change in operating assets and liabilities:
Prepaid expenses	(67,500)	-	(67,500)
Accounts payable	81,240	(26,249)	170,265
Accounts payable - related party	(14,228)	-	(20,000)

Net cash used in operating activities	(1,227,378)	(107,312)	(3,693,356)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	1,891,182	355,000	4,500,816
Subscribed shares - not issued	-	-	1,408,265
Proceeds from notes payable - related party	-	-	387,000
Payments on notes payable - related party	-	(4,100)	(30,289)

Net cash provided by financing activities	1,891,182	350,900	6,265,792

Net increase in cash	663,804	243,588	2,572,336

Cash at beginning of period	1,908,532	3,290	-

Cash at end of period	$2,572,336	$246,878	$2,572,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for settlement of accrued expenses	$1,135,365	$-	$1,135,365
Common stock issued for settlement of derivative liabilities	$753,288	$-	$753,288
Common stock issued for issuance of subscribed shares – not issued	$1,097,265	$-	$1,381,265
Shares issued for acquisition of DiaKine Therapeutics, Inc.	$-	$-	$2,829,823
Net liabilities assumed in acquisition of DiaKine Therapeutics, Inc.	$-	$-	$101,284
Deferred income tax liability and goodwill associated with the acquisition of DiaKine Therapeutics, Inc.	$-	$-	$547,000
Common stock issued in exchange for convertible notes	$-	$-	$357,000
Common stock issued in exchange for intangible asset	$-	$-	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$-	$10,000

See notes to condensed consolidated financial statements.

Islet Sciences, Inc. and Subsidiary
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim financial statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2012 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on July 30, 2012. The results of operations for the three months ended July 31, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 1.  DESCRIPTION OF BUSINESS

Description of Business

Islet Sciences, Inc., a Nevada corporation ("Islet Sciences" or the “Company”), is a development stage company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with conditions requiring cell-based replacement treatments, with a focus on type 1, or insulin-dependent diabetes. Patented islet transplantation technology, along with the Company’s own developments, constitute methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. Islet Sciences intends to continue its research and development efforts and ultimately to introduce products to the market. Currently, Islet Sciences has no products for sale and are focused on research and development activities in preparation for clinical activities.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2012 the Company had cash of $2,572,336. Further, the Company has incurred net losses of $4,750,232 and negative operating cash flows of $1,227,378 for the period ended July 31, 2012. Since inception, the Company has incurred operating losses of $10,489,936 and has had negative operating cash flows of $3,693,356. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Merger Agreement

On September 15, 2011, Mr. John Welch, shareholder, director and Chief Executive Officer of One-E Commerce Corporation,  entered into a stock purchase agreement, pursuant to which Mr. Welch sold to ISI, an aggregate of 9,902,180 shares of One E-Commerce Corporation common stock, which shares then represented approximately 54.06% of the issued and outstanding shares of common stock, and certain convertible promissory notes in the aggregate principal amount of $514,458 and accrued interest, previously issued by One E-Commerce Corporation, for an aggregate purchase price of $250,000. Additionally, under the stock purchase agreement, ISI agreed to cause One E-Commerce Corporation to enter into a reverse merger transaction at a future date whereby the Company was to acquire all of the outstanding equity interests of ISI in consideration for the issuance of its shares to the shareholders of ISI (“Reverse Merger Transaction”).  The closing that took place on September 22, 2011, resulted in the change of control of One E-Commerce Corporation. Immediately after the closing, the shares together with the notes, acquired by ISI comprised 54.06% of the then issued and outstanding common stock of the One-E Commence Corporation on a non-diluted basis and 82.8% on a fully-diluted basis.

On December 30, 2011, ONCE, Inc., a Delaware corporation wholly-owned by the Company (the “Merger Sub”), ISI and Islet Sciences consummated the Reverse Merger Transaction, whereby the Merger Sub was merged with and into ISI, and the holders of common stock of ISI received an aggregate of 38,005.87 shares of Islet Sciences’ Series B preferred stock, $0.001 par value per share (“Series B Preferred”) in exchange for the cancellation of all of the shares of common stock of ISI formerly owned by them, and the holders of Series A preferred stock of ISI received an aggregate of 1,173 shares of the Series A preferred stock, $0.001 par value per share (“Series A Preferred”) in exchange for the cancellation of all of the shares of Series A preferred stock of ISI formerly owned by them. The issuance of Series A and B Preferred, with each share of preferred stock having voting rights equal to 1,000 shares of the Company’s common stock, resulted in ISI’ shareholders having obtained control of the combined Company. ISI is deemed to be the accounting acquirer (legal acquiree) and One E-Commerce Corporation to be the accounting acquiree (legal acquirer). The financial statements before the date of the Reverse Merger Transaction are those of ISI with the results of the Company being consolidated from the date of the Reverse Merger Transaction. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, ISI treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $1,309,547 for the Company, consisting of $250,000 paid in cash and $1,059,547 paid in the form of common stock, was recorded as an other expense item in the accompanying condensed consolidated statements of operations. Effective February 23, 2012, Islet Sciences completed a 1-for-45 reverse stock split of its issued and outstanding common stock. Upon effectiveness of the reverse stock split, all outstanding shares of Series A Preferred and Series B Preferred were converted into common shares based on their respective conversion ratios. In connection with the closing of the Reverse Merger Transaction, ISI agreed to cancel the shares and the outstanding notes of One E-Commerce Corporation purchased from Mr. Welch, and the interest accrued thereon effective upon the effectiveness of the reverse stock split.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

The accompanying condensed consolidated financial statements include the accounts of Islet Sciences and its wholly-owned subsidiaries, ISI and DTI. All significant intercompany balances have been eliminated.

The Company's planned principal operations have not yet commenced. Accordingly, the Company's activities have been accounted for as those of a development stage enterprise in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 915-10, Accounting and Reporting by Development Stage Enterprises (FASB ASC 915). All losses since inception have been considered as part of the Company's development stage activities.

Reclassifications

Certain prior period balances and account groupings have been reclassified to conform to the current period presentation.

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

Impairment of Long-Lived Assets

The Company applies the provisions of FASB ASC 360-10, Property, Plant and Equipment (FASB ASC 360), where applicable to all long lived assets. FASB ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360. FASB ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Loss Per Share Data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of restricted stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is anti-dilutive.

At July 31, 2012, 4,101,668 unvested shares of restricted common stock and warrants to exercise 5,986,795 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. There were no unvested shares of restricted common stock and warrants outstanding at July 31, 2011.

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

Stock Based Compensation

Stock awards

FASB ASC 718, Compensation-Stock Compensation (FASB ASC 718), requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under FASB ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each stock award is estimated on the date of grant using the then available price of shares that have most recently been traded or sold through a private offering and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company accounts for share-based payments to non-employees, with guidance provided by FASB ASC 505-50, Equity-Based Payments to Non-Employees (FASB ASC 505).

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

NOTE 3.  INTANGIBLE ASSETS

On May 4, 2010, the Company was assigned the intellectual property rights for a patent that was issued on December 1, 1999. The rights to this patent were purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 and then assigned to ISI in exchange for the issuance of 3,000,000 shares of common stock. The patent is being amortized based on the remaining life of the patent, which was 6.5 years at May 4, 2010, the date of assignment.  For the three months ended July 31, 2012 and 2011, the amount amortized to expense was $7,061 per fiscal quarter.  The Company expects to amortize $30,404 each of the next four fiscal years with the remaining balance amortized in 2018.

On March 14, 2012, the Company acquired the in-process research and development (“IPR&D”) from DiaKine Therapeutics, Inc. The Company will assess the integration of this technology into its product line in the near future. Once this assessment has been completed, the IPR&D will be amortized over the projected useful life. If the IPR&D cannot be aligned with the current product strategy, it will be written off to expense. As of July 31, 2012, the $1.3 million of acquired IPR&D is classified as indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill.

NOTE 4.  DERIVATIVE LIABILITIES

The Company has one agreement for which it accounts for in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. The Company determined that this agreement is ineligible for equity classification as a result of the anti-dilution provision.

The Company entered into a research and manufacturing contract with Progenitor Cell Therapy (“PCT”), a wholly owned subsidiary of NeoStem, Inc. (“NeoStem”), whereby the Company has committed to issue shares for no consideration so that PCT’s ownership is not less than 1% of outstanding shares on a fully diluted basis through December 31, 2013. The derivate was valued at approximately $264,000 at the time of issuance and recorded to the statement of operations. The fair market value of the derivative as of July 31, 2012, using the below assumptions, was approximately $452,022 resulting in an adjustment to the fair value of $380,435 which was reduced by the issuance of 162,933 shares of common stock for the settlement of the prior derivative in the amount of $191,943. These costs are included in research and development expense in the accompanying condensed consolidated statements of operations for the three months ended July 31, 2012.

The derivative liability was valued using the Monte Carlo simulation method with the following assumptions:

	July 31, 2012	April 30, 2012
Value price per share of common stock	$1.40	$1.40
Expected volatility	80.0%	80.0%
Risk-free interest rate	0.20%	0.24%
Dividend yield	-	-
Floor price	$0.89	$0.87
Remaining expected term of underlying securities (years)	1.42	1.66

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo simulation method which increased the current period’s derivative liability.

NOTE 5.  COMMON STOCK

In May 2012, the Company issued an aggregate of 4,552,222 shares of common stock at $0.45 per share and warrants to purchase 2,276,111 shares of common stock at an exercise price of $1.00 per share in connection with two closings of the private placement of its common stock of $2,048,500 that occurred in April 2012.

In May 2012, the Company, entered into a license agreement with the Yale University (“Yale”). As part of this agreement, the Company issued 20,000 shares of its common stock valued at $28,000 (see Note 6).

On May 9, 2012, the Company consummated a private placement of an aggregate of 1,711,667 shares its common stock at a per share price of $0.45, for gross proceeds of $770,250 pursuant to a series of subscription agreements with a number of accredited investors. The investors in the private placement were also issued for no additional consideration, warrants to purchase 855,833 shares of common stock at an exercise price of $1.00 per share.

On May 23, 2012, the Company issued a total of 270,000 shares of common stock as compensation to its employee and consultants valued at $378,000 of which 200,000 shares (or $280,000) were accrued as of April 30, 2012.

On June 6, 2012, the Company issued 375,398 shares of common stock to John Welch pursuant to the stock purchase agreement dated September 15, 2011 by and between the Company and Mr. Welch pursuant to the Reverse Merger Transaction. These shares were part of the Company’s derivative liability at April 30, 2012.

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

During the quarter ended July 31, 2012, the Company issued 400,000 shares as part of its agreement with PCT along with a warrant to purchase 350,000 shares at an exercise price of $1.00 per share. These issuances were valued at approximately $855,000 and accrued at April 30, 2012. In addition and as part of the anti-dilution provision, the Company issued an additional 162,933 shares of common stock to maintain NeoStem’s 1% ownership of the Company during the three months ended July 31, 2012.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contracts

On January 10, 2012, the Company entered into an agreement with PCT, which was amended by an agreement dated May 15, 2012 by and between the Company and NeoStem. Under the agreements, PCT will be providing the protocols, procedures, systems, equipment, testing, quality controls, and manufacturing and distribution services to support the development and commercialization of the Company’s encapsulated porcine islet cells for the treatment of diabetes. As compensation for the services of PCT, the Company agreed to pay to PCT a non-refundable monthly fee of $63,000 and a non-refundable monthly charge of between $33,000 and $54,000. NeoStem was entitled to receive 400,000 shares of the Company’s common stock and warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share (see Note 5), as well as additional shares for no consideration so that NeoStem’s ownership is not less than 1% of outstanding shares on a fully diluted basis (see Note 4). PCT has the right for a period of ten years to be the exclusive manufacturer of any product involved in the services to be provided under the agreement. With respect to commercial production of such products, PCT will be entitled to a royalty of 2.85% of gross sales and 5% of any sublicensing fees, royalties, milestone fees or profit sharing payments.

On May 1, 2012 the Company entered into an agreement with a consultant to provide financial services.  As part of the compensation provided by this agreement the Company agreed to issue 375,000 shares of the Company’s common stock to the consultant which is not subject to any vesting conditions or forfeiture.  The Company accrued $525,000 for its issuance of shares as part of this agreement and included as general and administrative expenses in the condensed consolidated statements of operations.  The shares were valued at $1.40 per share based on a stock valuation performed.

On May 2, 2012, the Company, entered into a license agreement with the Yale. Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock valued at $28,000, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Yale under the agreement.

On July 23, 2012, the Company entered into a long-term supply agreement with a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. Regardless of the number of pigs supplied under this agreement, the Company is obligated to pay $100,000 for each month of this agreement, plus an initial and one time facility setup fees of $25,000, and to pay certain milestones royalties by issuing warrants exercisable into an aggregate of 300,000 shares of common stock. The initial term of the agreement is for two years with an automatic renewal for one additional year, unless terminated prior to the renewal period. It can be terminated by either party if either party defaults on its obligations under the agreement and fails to cure such default within 90 days. During the three months ended July 31, 2012, the Company has expensed $75,000 related to this contract.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Winthrop if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Winthrop under the agreement. At July 31, 2012, the Company accrued $28,000 for issuance of shares as part of this agreement.

In July 2012, the Company agreed to issue 1,750,000 shares of its common stock to one of its placement agent subsequent to the quarter ended July 31, 2012 (see Note 7) pursuant to an agreement dated as of April 21, 2011, as amended on June 29, 2012. The initial performance conditions in the agreement were not met by the placement agent, however, both parties agreed to settle and amend the agreement by issuing a total of 1,750,000 shares of the Company’s common stock to the placement agent. This issuance was accrued for at July 31, 2012 in the amount of $2,450,000, which was based on a shares price of $1.40 based on a stock valuation performed, and is included as general and administrative expenses in the condensed consolidated statements of operations.

Litigation

In April 2012, Sand Dollar Partners, L.L.C., a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, DTI, John Steel, the Company’s CEO and director, and Jonathan Lakey, the Company’s director. In 2010 Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member. The plaintiff is seeking rescission of its investment and recovery of consideration paid, together with interest, attorneys’ fees and costs, as well as damages incurred as a result. Management believes the plaintiff’s claims to be without merit and intend to vigorously defend against this action.

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

NOTE 7.  SUBSEQUENT EVENTS

On August 7, 2012, the Company issued a total of 1,750,000 shares of common stock based on an agreement reached with one of its placement agent, dated as of April 21, 2011 and as amended on June 29, 2012 (see Note 6).

On August 7, 2012, the Company issued 20,273 shares of common stock to NeoStem pursuant to the supplier agreement dated January 10, 2012 by and between the Company and PCT.

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

In August 2012, the Company agreed to assume certain liabilities in connection with claims and liens on certain patents acquired for approximately $17,000 in cash and issued 144,342 shares of its common stock for total consideration valued at $202,078.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Unless the context otherwise requires, the "Company", "we," "us," and "our," refer to (i) Islet Sciences, Inc., a Nevada corporation; (ii) Islet Sciences, Inc., a Delaware corporation (“ISI”), and (iii) DiaKine Therapeutics, Inc. (“DTI”), a Delaware corporation.

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

Recent Developments

The Company has made great strides in the past months since the partnership agreement with PCT to process and encapsulate the piglet tissue for our clinical islet transplantation project.  We have a signed agreement with Spring Point, the group which will provide the clinical grade tissue for transplantation and have initiated training and technology transfer of islet isolation and encapsulation to PCT staff in Mountain View, California with tissues procured from Spring Point. The clinical transplantation site for the Phase 1/2 trial of the encapsulated piglet tissue has been selected and discussions have been initiated in terms of preparing for this trial. Our technology has been presented to scientific and medical colleagues at the American Transplant Society in Boston and EASD meeting in Berlin.

In August 2012, we also entered into an agreement with the Regents of the University of California (“UCI”), whereby UCI will provide work dealing with small molecule mediated porcine islet proliferation. Work under this agreement will be performed for a period of six (6) months with an estimated cost of $23,100.

Going Concern

The financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows through July 31, 2012, and as of that date our cash position was $2,572,336. We have incurred net losses of $4,750,232 and negative operating cash flows of $1,227,378 for the three months ended July 31, 2012. Currently, management has projected that cash on hand will be sufficient to allow us to continue our operations only through April 30, 2013. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. During the three months ended July 31, 2012, we completed private placements of equity securities and issued shares for aggregate gross proceeds of. $2.0 million and we believe that this is an indication that we can successfully raise capital to fund our future capital requirements. However, no assurance can be guaranteed until we further develop our product and attempt future raises.

Results of Operations

Three Months Ended July 31, 2012 and 2011

There were no revenues for the three months ended July 31, 2012 and 2011.

During the three month ended July 31, 2012, general and administrative expenses totaled $3,775,725, compared to $74,563 for the three months ended July 31, 2011. The primary reason for the increase in general and administrative expenses was due to higher professional fees incurred in connection with the acquisition of DiaKine Therapeutics, Inc., fees incurred during the negotiations and execution of significant supplier agreements, a consulting agreement with a financial advisor in the amount of $525,000, executive stock compensation in the amount of $100,000, the settlement of a placement agent dispute in the amount of $2.5 million and travel expenses in the amount of $160,000.  . During the three months ended July 31, 2011, the Company had limited operations.

During the three months ended July 31, 2012, research and development expenses totaled $972,533, compared to $14,101, for the three months ended July 31, 2011. The primary reason for the increase in research and development expenses was due to the continued development of protocols for the treatment and commercialization of patented technologies. During the three months ended July 31, 2011, the Company had limited operations and did not incur any research and development costs other than the amortization of the acquired license.

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and debt. We have not generated revenues from sales of products and have had losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain.

Management has projected that cash on hand will be sufficient to allow us to continue our operations only through April 30, 2013. At that time we therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of July 31, 2012, we had $2,572,336 cash on hand.

Operating Activities

During the three month periods ending July 31, 2012 and 2011, cash used in operating activities was $1,227,378 and $107,312, respectively.  The increase of cash used in operating activities is primarily attributable to the losses incurred, which included an increase in general and administrative expense including the professional fees, derivative liabilities and increase in research and development expenses offset by certain non-cash expenses.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock, convertible investor notes, and preferred stock. During the three months ended July 31, 2012, of the total net cash provided by financing activities of $1,891,182 was from the net proceeds from the private placement of common stock.  During the three months ended July 31, 2011, of the total net cash provided by financing activities, $355,000 was from the net proceeds received from private placements of our common stock.

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

Stock-Based Compensation

The Company follows the provision of FASB ASC 718, Compensation – Stock Compensation, for the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock and stock equivalents to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the stock and stock equivalents vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its stock and stock equivalents which have so far vested and become eligible for exercise. The Company accounts for share-based payments to non-employees, with guidance provided by FASB ASC 505, Equity-Based Payments to Non-Employees.

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

Disclosure Controls and Procedures.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective.

In our Annual Report, we indicated that we had a material weakness in our internal control over financial reporting due to the lack of sufficient controls in place to ensure that all disclosures required were addressed in our financial statements, lack of an internal audit function and lack of segregation of duties, all of which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management believes that the appointment of additional management personnel will lead to increased oversight over the accounting and reporting function. As soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire additional personnel to handle our accounting and reporting functions. We have not had time to address these issues nor have we added any additional personnel.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2012, Sand Dollar Partners, L.L.C., a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, our wholly-owned subsidiary, John Steel, our CEO and director, and Jonathan Lakey, our director. In 2010 Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member. The plaintiff is seeking rescission of its investment and recovery of the paid consideration, together with interest, attorneys’ fees and costs, as well as damages incurred as a result. We believe the plaintiff’s claims to be without merit and intend to vigorously defend against this action.

In July 2012, a complaint was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders are baseless. The complaint seeks monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. We believe the plaintiffs’ claims to be without merit and intend to vigorously defend against this action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On August 7, 2012, the Company issued 1,750,000 shares of common stock as compensation to its placement agent.

On August 27, 2012, the Company issued 144,342 shares of common stock in payment of a note.

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

ISLET SCIENCES, INC.

Date: September 14, 2012	By:	/s/ John Steel
	Name:	John Steel
	Title:	Chief Executive Officer

Date: September 14, 2012	By:	/s/ Richard Egan
	Name:	Richard Egan
	Title:	Chief Financial Officer