Form 10-Q/A
period 2012-07-31
Islet Sciences, Inc
filed 2012-09-19
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to Islet Sciences, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*
Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	PRE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

___________
* These exhibits were previously included or incorporated by reference in Islet Sciences, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLET SCIENCES, INC.

Date: September 17, 2012	By:	/s/ John Steel
	Name:	John Steel
	Title:	Chief Executive Officer

Date: September 17, 2012	By:	/s/ Richard Egan
	Name:	Richard Egan
	Title:	Chief Financial Officer

3