Form 10-Q
period 2012-10-31
Islet Sciences, Inc
filed 2012-12-14
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2012

or

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

(646) 627-7326
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

As of December 11, 2012, there were 55,476,843 shares of the issuer’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,011,380	$1,908,532
Prepaid expenses	50,000	-
Total current assets	1,061,380	1,908,532

OTHER ASSETS
Intangible assets, net (Note 3)	1,490,990	1,506,192
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,602,097	3,617,299

TOTAL ASSETS	$4,663,477	$5,525,831

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$564,036	$168,578
Accounts payable - related party	-	14,228
Subscribed shares - not issued	-	1,124,265
Accrued expenses (Note 6)	28,000	1,135,365
Notes payable - related party	1,442	1,442
Derivative liability (Note 4)	414,272	824,875
Total current liabilities	1,007,750	3,268,753

Deferred income taxes	547,000	547,000
Total liabilities	1,554,750	3,815,753

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding at October 31, 2012 and April 30, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
55,456,843 and 44,584,855 shares issued and outstanding at October 31, 2012 and April 30, 2012, respectively	55,457	44,585
Additional paid-in capital	16,141,079	7,405,197
Deficit accumulated during the developments stage	(13,087,809)	(5,739,704)
Total stockholders' equity	3,108,727	1,710,078

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,663,477	$5,525,831

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended October 31,		Six months ended October 31,		For the period from May 4, 2010 (Inception) through October 31,
	2012	2011	2012	2011	2012
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,535,995	580,621	5,319,331	668,664	7,627,574
Research and development	1,058,363	206,733	2,023,295	206,733	4,144,579
Total operating expenses	2,594,358	787,354	7,342,626	875,397	11,772,153

LOSS FROM OPERATIONS	(2,594,358)	(787,354)	(7,342,626)	(875,397)	(11,772,153)

OTHER INCOME (EXPENSE)
Other expenses	-	-	-	-	(1,309,547)
Interest expense	(3,515)	-	(5,479)	(621)	(6,109)
Total other expense	(3,515)	-	(5,479)	(621)	(1,315,656)

LOSS BEFORE INCOME TAXES	(2,597,873)	(787,354)	(7,348,105)	(876,018)	(13,087,809)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,597,873)	$(787,354)	$(7,348,105)	$(876,018)	$(13,087,809)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.14)	$(0.03)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	54,679,233	28,001,001	53,081,052	28,001,001

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the period
			from May 4, 2010
			(Inception)
	Six months ended October 31,		through October 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(7,348,105)	$(876,018)	$(13,087,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for acquisition of One E-Commerce Corporation	-	-	534,365
Equity issued for payment of accounts payable - related party	-	-	10,000
Stock based compensation	506,080	-	517,872
Stock issued for services and other	328,992	493,443	942,160
Derivative liabilities	371,067	-	1,195,942
Accrued expenses	3,007,200	-	4,142,565
Amortization of intangible asset	15,202	15,202	76,010
Change in operating assets and liabilities:
Advances to related party	-	(30,000)	-
Advance on purchase of One e-Commerce Corporation	-	(250,000)	-
Prepaid expenses	(50,000)	-	(50,000)
Accounts payable	395,458	56,479	484,483
Accounts payable - related party	(14,228)	(100,192)	(20,000)

Net cash used in operating activities	(2,788,334)	(691,086)	(5,254,412)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	1,891,182	1,078,500	4,500,816
Subscribed shares - not issued	-	-	1,408,265
Proceeds from notes payable - related party	-	-	387,000
Payments on notes payable - related party	-	-	(30,289)

Net cash provided by financing activities	1,891,182	1,078,500	6,265,792

Net (decrease) increase in cash	897,152	387,414	1,011,380

Cash at beginning of period	1,908,532	3,290	-

Cash at end of period	$1,011,380	$390,704	$1,011,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$4,114,565	$-	$4,114,565
Shares issued for settlement of derivative liabilities	$781,670	$-	$781,670
Shares issued for issuance of subscribed shares – not issued	$1,124,265	$-	$1,408,265
Shares issued for acquisition of DiaKine Therapeutics, Inc.	$-	$-	$2,829,823
Net liabilities assumed in acquisition of DiaKine Therapeutics, Inc.	$-	$-	$101,284
Deferred income tax liability and goodwill associated with the acquisition of DiaKine Therapeutics, Inc.	$-	$-	$547,000
Common stock issued in exchange for convertible notes	$-	$-	$357,000
Common stock issued in exchange for intangible asset	$-	$-	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$-	$10,000

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2012 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on July 30, 2012. The results of operations for the six months ended October 31, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 1.  DESCRIPTION OF BUSINESS

Description of Business

Islet Sciences, Inc., a Nevada corporation ("Islet Sciences" or the “Company”), is a development stage company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with conditions requiring cell-based replacement treatments, with a focus on type 1, or insulin-dependent diabetes. Patented islet transplantation technology, along with the Company’s own developments, constitute methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. Islet Sciences intends to continue its research and development efforts and ultimately to introduce products to the market. Currently, Islet Sciences has no products for sale and is focused on research and development activities in preparation for clinical activities.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. As of October 31, 2012 the Company had cash of $1,011,380. Further, the Company has incurred net losses of $7,348,105 and negative operating cash flows of $2,788,334 for the six months ended October 31, 2012, respectively. Since inception, the Company has incurred operating losses of $13,087,809 and has had negative operating cash flows of $5,254,412. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 30, 2011, ONCE, Inc., a Delaware corporation wholly-owned by the Company (the “Merger Sub”), ISI and Islet Sciences consummated the Reverse Merger Transaction, whereby the Merger Sub was merged with and into ISI, and the holders of common stock of ISI received an aggregate of 38,005.87 shares of Islet Sciences’ Series B preferred stock, $0.001 par value per share (“Series B Preferred”) in exchange for the cancellation of all of the shares of common stock of ISI formerly owned by them, and the holders of Series A preferred stock of ISI received an aggregate of 1,173 shares of the Series A preferred stock, $0.001 par value per share (“Series A Preferred”) in exchange for the cancellation of all of the shares of Series A preferred stock of ISI formerly owned by them. The issuance of Series A and B Preferred, with each share of preferred stock having voting rights equal to 1,000 shares of the Company’s common stock, resulted in ISI’s shareholders having obtained control of the combined Company. ISI is deemed to be the accounting acquirer (legal acquiree) and One E-Commerce Corporation to be the accounting acquiree (legal acquirer). The financial statements before the date of the Reverse Merger Transaction are those of ISI with the results of the Company being consolidated from the date of the Reverse Merger Transaction. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, ISI treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $1,309,547 for the Company, consisting of $250,000 paid in cash and $1,059,547 paid in the form of common stock, was recorded as another expense item in the accompanying condensed consolidated statements of operations. Effective February 23, 2012, Islet Sciences completed a 1-for-45 reverse stock split of its issued and outstanding common stock. Upon effectiveness of the reverse stock split, all outstanding shares of Series A Preferred and Series B Preferred were converted into common shares based on their respective conversion ratios. In connection with the closing of the Reverse Merger Transaction, ISI agreed to cancel the shares and the outstanding notes of One E-Commerce Corporation purchased from Mr. Welch, and the interest accrued thereon effective upon the effectiveness of the reverse stock split.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets, the valuation of intangible assets and goodwill, the valuation of common stock, warrants and stock options, the valuation of the derivative liabilities and the valuation of deferred tax assets. Actual results could differ from those estimates.

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

At October 31, 2012, 4,101,668 unvested shares of restricted common stock and warrants to exercise 6,466,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. There were no unvested shares of restricted common stock and warrants outstanding at October 31, 2011.

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

NOTE 3.  INTANGIBLE ASSETS

On May 4, 2010, the Company was assigned the intellectual property rights for a patent that was issued on December 1, 1999. The rights to this patent were purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 and then assigned to ISI in exchange for the issuance of 3,000,000 shares of common stock. The patent is being amortized based on the remaining life of the patent, which was 6.5 years at May 4, 2010, the date of assignment.  For the three and six months ended October 31, 2012 and 2011, the amount amortized to expense was $7,061 per fiscal quarter.  The Company expects to amortize $30,404 each of the next four fiscal years with the remaining balance amortized in 2018.

On March 14, 2012, the Company acquired the in-process research and development (“IPR&D”) from DiaKine Therapeutics, Inc. The Company will assess the integration of this technology into its product line in the near future. Once this assessment has been completed, the IPR&D will be amortized over the projected useful life. If the IPR&D cannot be aligned with the current product strategy, it will be written off to expense. As of October 31, 2012, the $1.3 million of acquired IPR&D is classified as indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill.

In August 2012, the Company agreed to assume certain liabilities in connection with claims and liens on certain patents acquired for approximately $17,000 in cash and issued 144,342 shares of its common stock for total consideration valued at $202,079. These costs have been expensed to general and administrative expenses during the quarter ended October 31, 2012.

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

The Company entered into a research and manufacturing contract with Progenitor Cell Therapy (“PCT”), a wholly owned subsidiary of NeoStem, Inc. (“NeoStem”), whereby the Company has committed to issue shares for no consideration so that PCT’s ownership is not less than 1% of outstanding shares on a fully diluted basis through December 31, 2013. The derivate was valued at approximately $264,000 at the time of issuance and recorded to the statement of operations. During the three and six months ended October 31, 2012, the Company has issued 20,273 and 183,206 shares of common stock, valued at approximately $28,000 and $256,000, respectively, to satisfy its obligation to PCT. The fair market value of the remaining derivative as of October 31, 2012, using the below assumptions, was approximately $414,000. These costs are included in research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended October 31, 2012.

The derivative liability was valued using the Monte Carlo simulation method with the following assumptions:

	October 31, 2012	April 30, 2012
Value price per share of common stock	$1.40	$1.40
Expected volatility	80.0%	80.0%
Risk-free interest rate	0.18%	0.24%
Dividend yield	-	-
Floor price	$0.97	$0.87
Remaining expected term of underlying securities (years)	1.17	1.66

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

During the quarter ended July 31, 2012, the Company issued 400,000 shares as part of its agreement with PCT along with a warrant to purchase 350,000 shares at an exercise price of $1.00 per share. These issuances were valued at approximately $855,000 and accrued at April 30, 2012. In addition and as part of the anti-dilution provision, the Company issued an additional 162,933 shares of common stock to maintain PCT’s 1% ownership of the Company during the three months ended July 31, 2012.  On August 7, 2012, the Company issued an additional 20,273 shares of common stock to PCT.

In August 2012, the Company issued 1,750,000 shares of its common stock to one of its placement agent pursuant to an agreement dated as of April 21, 2011, as amended on June 29, 2012. The initial performance conditions in the agreement were not met by the placement agent, however, both parties agreed to settle and amend the agreement by issuing a total of 1,750,000 shares of the Company’s common stock to the placement agent. These shares were issued during the three months ending October 31, 2012 while the expense was accrued for at July 31, 2012 in the amount of $2,450,000, which was based on a shares price of $1.40 based on a stock valuation performed, and is included as general and administrative expenses in the condensed consolidated statements of operations.

In August of 2012, the Company issued 3,000 shares of common stock to The Regents of the University of California as part of an exclusive licensing agreement.  The Company valued these shares at approximately $4,200 and included the cost as research and development expense within the condensed consolidated statements of operations.

In August 2012, the Company issued to one of its Directors a warrant to purchase 300,000 shares of its common stock at $2.00 per share, of which 100,000 shares can be purchased immediately upon issuance of this warrant with the balance of becoming exercisable in two equal installments at the first and second anniversary of the date of his election to the board.  The Company valued the fully exercisable warrant at $70,000 and they are included in general and administrative expense within the condensed consolidated statements of operations.

In August 2012, the Company issued 60,000 shares that were previously designated as subscribed shares-not issued. The Company initially received proceeds of approximately $27,000 in April 2012.

In September 2012, the Company issued an aggregate of 309,375 shares of its common stock to members of the Board of Directors which were considered to be vested. The Company valued these shares based on an earlier appraisal of $1.40 per share or approximately $433,000, and included the costs as general and administrative expenses within the condensed consolidated statements of operations.

On October 15, 2012, the Company issued 144,342 shares of its common stock to settle its assumed certain liabilities in connection with claims and liens on certain patents acquired. The shares issued were valued using a previous appraisal of $1.40 per share or approximately $202,000.

On October 19, 2012, the Company issued 375,000 shares of its common stock to a consultant to provide financial services.  The shares are not subject to any vesting conditions or forfeiture.  These shares were issued during the three months ending October 31, 2012 while the expense was accrued for at July 31, 2012 in the amount of $525,000, which was based on a previous appraisal at a share price of $1.40 and is included as general and administrative expenses in the condensed consolidated statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contracts

On January 10, 2012, the Company entered into an agreement with PCT, which was amended by an agreement dated May 15, 2012 by and between the Company and NeoStem. Under the agreements, PCT will be providing the protocols, procedures, systems, equipment, testing, quality controls, and manufacturing and distribution services to support the development and commercialization of the Company’s encapsulated porcine islet cells for the treatment of diabetes. As compensation for the services of PCT, the Company agreed to pay to PCT a non-refundable monthly fee of $63,000 and a non-refundable monthly charge of between $33,000 and $54,000. NeoStem was entitled to receive shares and warrants of the Company’s common stock (see Note 5), as well as additional shares for no consideration so that NeoStem’s ownership is not less than 1% of outstanding shares on a fully diluted basis (see Note 4). PCT has the right for a period of ten years to be the exclusive manufacturer of any product involved in the services to be provided under the agreement. With respect to commercial production of such products, PCT will be entitled to a royalty of 2.85% of gross sales and 5% of any sublicensing fees, royalties, milestone fees or profit sharing payments.

On May 1, 2012 the Company entered into an agreement with a consultant to provide financial services.  As part of the compensation provided by this agreement the Company issued 375,000 shares of the Company’s common stock to the consultant in October, 2012 which is not subject to any vesting conditions or forfeiture.  The Company had accrued $525,000 for its issuance of shares as part of this agreement and included as general and administrative expenses in the condensed consolidated statements of operations.  The shares were valued at $1.40 per share based on a stock valuation performed.

On May 2, 2012, the Company, entered into a license agreement with Yale University. Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock valued at $28,000, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Yale under the agreement.

On July 23, 2012, the Company entered into a long-term supply agreement with a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. Regardless of the number of pigs supplied under this agreement, the Company is obligated to pay $100,000 for each month of this agreement, plus an initial and one time facility setup fees of $25,000, and to pay certain milestones royalties by issuing warrants exercisable into an aggregate of 300,000 shares of common stock. The initial term of the agreement is for two years with an automatic renewal for one additional year, unless terminated prior to the renewal period. It can be terminated by either party if either party defaults on its obligations under the agreement and fails to cure such default within 90 days. During the three months ended October 31, 2012, the Company expensed as research and development expense within the condensed consolidated statements of operations, $300,000 related to this contract. No such expenses were incurred prior to the quarter ended October 31, 2012.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Winthrop if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Winthrop under the agreement. At October 31, 2012, the Company has accrued $28,000 for the issuance of these shares as part of this agreement.

In August 2012, the Company entered into an agreement with the Regents of the University of California (“UCI”), whereby UCI will provide work dealing with small molecule mediated porcine islet proliferation. Work under this agreement will be performed for a period of six (6) months with an estimated cost of $23,100.

Litigation

In April 2012, Sand Dollar Partners, LLC, a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, DTI, John Steel, the Company’s CEO and Director, and Jonathan Lakey, the Company’s Director. In 2010 Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member. The plaintiff is seeking rescission of its investment and recovery of consideration paid, together with interest, attorneys’ fees and costs, as well as damages incurred as a result. Management believes the plaintiff’s claims to be without merit and intend to vigorously defend against this action.

In August 2012, a complaint was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders are baseless. The complaint seeks monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. Management believes the plaintiffs’ claims to be without merit and intends to vigorously defend against this action.

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

Going Concern

The financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows from inception through October 31, 2012 of $13,087,809 and $5,254,412, respectively, and as of October 31, 2012, we had a cash position of $1,011,380. We have incurred net losses of $7,348,105 and negative operating cash flows of $2,788,334 for the six months ended October 31, 2012. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. During the six months ended October 31, 2012, we completed private placements of equity securities and issued shares for aggregate gross proceeds of $2.0 million and we believe that this is an indication that we can successfully raise capital to fund our future capital requirements. However, no assurance can be guaranteed until we further develop our product and attempt future raises.

In addition, due to these factors and the uncertainty surrounding the use of the in-process research and development acquired from DiaKine Therapeutics, Inc., it is reasonably possible that the Company could have significant write-offs of intangible assets and/or its goodwill before October 31, 2013.

Results of Operations

Three Months Ended October 31, 2012 and 2011

There were no revenues for the three months ended October 31, 2012 and 2011.

During the three months ended October 31, 2012, general and administrative expenses totaled $1,535,995 compared to $580,621 for the same period in 2011. The primary reason for the increase in general and administrative expenses was due to higher professional fees incurred during the negotiations and execution of significant supplier agreements, our continued costs in seeking additional funding, legal costs associated with litigation matters (both settled and ongoing), Director and executive stock compensation in the amount of $506,000, compensation expense to our executive officer, and travel expenses. During the three months ended October 31, 2011, the Company had limited operations and most of the costs were from executive stock compensation and equity raising activities.

During the three months ended October 31, 2012, research and development expenses totaled $1,058,363 compared to $206,733, for the same period in 2011. The primary reason for the increase in research and development expenses was due to the continued development of protocols for the treatment and commercialization of patented technologies. This includes monthly charges of $93,000-$117,000 under the PCT contract plus stock issued under the agreement, $100,000 per month for the supply of designated pathogen free pigs and other various contracted services. During the three months and six months ended October 31, 2011, the Company had limited operations and limited research and development costs, and the amortization of the acquired license.

Six Months Ended October 31, 2012 and 2011

There were no revenues for the six months ended October 31, 2012 and 2011.

During the six months ended October 31, 2012, general and administrative expenses totaled $5,319,331 compared to $668,664 for the same period in 2011. The primary reason for the increase in general and administrative expenses was due to higher professional fees incurred during the negotiations and execution of significant supplier agreements, our continued costs in seeking additional funding, legal costs associated with litigation matters (both settled and ongoing), a consulting agreement with a financial advisor in the amount of $525,000, Director and executive stock compensation in the amount of $518,000, the settlement of a placement agent dispute in the amount of $2.5 million, compensation expense to our executive officer, and travel expenses. During the six months ended October 31, 2011, the Company had limited operations and most of the costs were from executive stock compensation and equity raising activities.

During the six months ended October 31, 2012, research and development expenses totaled $2,023,295 compared to $206,733, for the same period in 2011. The primary reason for the increase in research and development expenses was due to the continued development of protocols for the treatment and commercialization of patented technologies. This includes monthly charges of $93,000-$117,000 under the PCT contract plus common stock issued under the agreement valued at $256,000 and changes in the Company’s derivative liability to PCT, $100,000 per month for the supply of designated pathogen free pigs which began in August and other various contracted services. During the three months ended October 31, 2011, the Company had limited operations and limited research and development costs, and the amortization of the acquired license.

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

We therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of October 31, 2012, we had $1,011,380 of cash on hand.

Operating Activities

During the six month ended October 31, 2012, cash used in operating activities was $2,788,334 compared to $691,086 in the same period in 2011.  The increase of cash used in operating activities is primarily attributable to $7.3 million of losses incurred, which included an increase in general and administrative expense and research and development expense noted above, partially offset by non-cash expenses such as $3.0 million of accrued liabilities converted into shares, $371,000 of derivative liabilities and $834,000 of stock based compensation issued to executives, board members, scientific advisors and for over various services provided to the Company.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock, convertible notes and preferred stock. During the six months ended October 31, 2012, total net cash provided by financing activities of $1,891,182 was from the net proceeds of the private placement of common stock.  During the six months ended October 31, 2011, total net cash provided by financing activities of $1,078,500 was from the net proceeds received from private placements of our common stock.

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

Stock-Based Compensation

The Company follows the provision of Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, for the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock and stock equivalents to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the stock and stock equivalents vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its stock and stock equivalents which have so far vested and become eligible for exercise. The Company accounts for share-based payments to non-employees, with guidance provided by FASB ASC 505, Equity-Based Payments to Non-Employees.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that its disclosure controls and procedures are not effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2012, Sand Dollar Partners, LLC, a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, our wholly-owned subsidiary, John Steel, our CEO and director, and Jonathan Lakey, our Director. In 2010 Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member. The plaintiff is seeking rescission of its investment and recovery of the paid consideration, together with interest, attorneys’ fees and costs, as well as damages incurred as a result. We believe the plaintiff’s claims to be without merit and intend to vigorously defend against this action.

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

On August 27, 2012, the Company issued 144,342 shares of common stock in payment of a note payable.

On August 27, 2012, the Company issued 3,000 shares of common stock under a license agreement.

On August 20, 2012, the Company issued warrants to purchase 300,000 shares of its common stock as compensation to its director.

On October 19, 2012, the Company issued 375,000 shares of common stock under a consulting agreement.

On November 21, 2012, the Company issued 20,000 shares under a license agreement.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

PART II. OTHER INFORMATION

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

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLET SCIENCES, INC.

Date: December 14, 2012	By:	/s/ John Steel
Name: John Steel
Title: Chief Executive Officer

Date: December 14, 2012	By:	/s/ Richard Egan
Name: Richard Egan
Title: Chief Financial Officer