Form 10-Q
period 2013-01-31
Islet Sciences, Inc
filed 2013-03-18
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of March 14, 2013, there were 56,130,742 shares of the issuer’s common stock outstanding.

PART I - Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets (unaudited) as of January 31, 2013 and (audited) April 30, 2012	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended January 31, 2013 and 2012 and for the period May 4, 2010 (Inception) through January 31, 2013	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended January 31, 2013 and 2012 and for the period May 4, 2010 (Inception) through January 31, 2013	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	18

PART II - Other Information

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	Signatures	21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2013	2012
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$83,593	$1,908,532
Prepaid expenses	50,000	-
Total current assets	133,593	1,908,532
OTHER ASSETS
Intangible assets, net (Note 3)	1,483,389	1,506,192
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,594,496	3,617,299

TOTAL ASSETS	$3,728,089	$5,525,831

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$887,039	$168,578
Accounts payable - related party	-	14,228
Subscribed shares - not issued	96,600	1,124,265
Accrued expenses (Note 6)	647,125	1,135,365
Notes payable - related party	1,442	1,442
Derivative liability (Note 4)	386,750	824,875
Total current liabilities	2,018,956	3,268,753

Deferred income taxes	547,000	547,000
Total liabilities	2,565,956	3,815,753

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at January 31, 2013 and April 30, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
55,980,742 and 44,584,855 shares issued and outstanding at January 31, 2013 and April 30, 2012, respectively	55,981	44,585
Additional paid-in capital	16,990,001	7,405,197
Deficit accumulated during the developments stage	(15,883,849)	(5,739,704)
Total stockholders' equity	1,162,133	1,710,078

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,728,089	$5,525,831

See notes to condensed consolidated financial statement

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Unaudited

	Three months ending January 31,		Nine months ending January 31,		For the period from May 4, 2010 (Inception) through January 31,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,997,166	376,112	7,316,496	1,077,978	9,624,739
Research and development	796,494	97,200	2,819,790	270,731	4,941,073
Total operating expenses	2,793,660	473,312	10,136,286	1,348,709	14,565,813

LOSS FROM OPERATIONS	(2,793,660)	(473,312)	(10,136,286)	(1,348,709)	(14,565,813)

OTHER INCOME (EXPENSE)
Other expenses	-	(368,748)	-	(368,748)	(1,309,547)
Interest expense	(2,380)	-	(7,859)	(621)	(8,489)
Total other expense	(2,380)	(368,748)	(7,859)	(369,369)	(1,318,036)

LOSS BEFORE INCOME TAXES	(2,796,040)	(842,060)	(10,144,145)	(1,718,078)	(15,883,849)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,796,040)	$(842,060)	$(10,144,145)	$(1,718,078)	$(15,883,849)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.05)	$(2.35)	$(0.19)	$(4.40)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	55,679,416	358,149	53,950,323	390,749

See notes to condensed consolidated financial statement

Islet Sciences, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Unaudited

			For the period
			from May 4, 2010
			(Inception)
	Nine months end January 31,		through January 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(10,144,145)	$(1,718,078)	$(15,883,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for acquisition of One E-Commerce Corporation	-	118,748	534,365
Equity issued for payment of accounts payable - related party		-	10,000
Stock based compensation	1,112,314	495,959	1,124,105
Stock issued for services and other	515,413	-	1,128,582
Derivative liabilities	400,336	-	1,225,211
Accrued expenses	3,626,325	-	4,761,690
Amortization of intangible asset	22,803	22,803	83,611
Change in operating assets and liabilities:
Advances to related party	-	6,700	-
Prepaid expenses	(50,000)		(50,000)
Accounts payable	718,461	53,548	807,486
Accounts payable - related party	(14,228)	(107,300)	(20,000)

Net cash used in operating activities	(3,812,721)	(1,127,620)	(6,278,799)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	1,891,182	1,787,021	4,597,416
Subscribed shares - not issued	96,600	-	1,408,265
Proceeds from notes payable - related party	-	-	387,000
Payments on notes payable - related party	-	(30,000)	(30,289)

Net cash provided by financing activities	1,987,782	1,757,021	6,362,392

Net (decrease) increase in cash	(1,824,939)	629,401	83,593

Cash at beginning of period	1,908,532	3,290	-

Cash at end of period	$83,593	$632,691	$83,593
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$4,114,565	$-	$4,114,565
Shares issued for settlement of derivative liabilities	$781,670	$-	$781,670
Shares issued for issuance of subscribed shares – not issued	$1,124,265	$-	$1,408,265
Shares issued for acquisition of Diakine Therapeutics, Inc.	$-	$-	$2,829,823
Net liabilities assumed in acquisition of Diakine Therapeutics, Inc.	$-	$-	$101,284
Deferred income tax liability and goodwill associated with the acquisition of Diakine Therapeutics, Inc.	$-	$-	$547,000
Common stock issued in exchange for convertible notes	$-	$-	$357,000
Common stock issued in exchange for intangible asset	$-	$-	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$-	$10,000

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2012 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on July 30, 2012. The results of operations for the nine months ended January 31, 2013, are not necessarily indicative of the operating results for the full year.

NOTE 1.  DESCRIPTION OF BUSINESS

Description of Business

Islet Sciences, Inc., a Nevada corporation ("Islet Sciences" or the “Company”), is a development stage company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with conditions requiring cell-based replacement treatments, with a focus on type 1, or insulin-dependent diabetes. Patented islet transplantation technology, along with the Company’s own developments, constitute methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. Islet Sciences intends to continue its research and development efforts and ultimately to introduce products to the market. Currently, Islet Sciences has no products for sale and focused on research and development activities in preparation for clinical activities.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2013 the Company had cash of $83,593. Further, the Company has incurred net losses of $10,144,145 and negative operating cash flows of $3,812,721 for the nine months ended January 31, 2013. Since inception, the Company has incurred operating losses of $15,883,849 and has had negative operating cash flows of $6,278,799. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. The Company’s continued operations will depend on its ability to raise funds through various potential sources such as debt and equity financings. There can be no assurance that such capital will be available on favorable terms or at all. If the Company is unable to raise additional capital, the Company will likely be forced to curtail its desired development activities, which would delay the development of its product candidates.

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

On December 30, 2011, ONCE, Inc., a Delaware corporation wholly-owned by the Company (the “Merger Sub”), ISI and Islet Sciences consummated the Reverse Merger Transaction, whereby the Merger Sub was merged with and into ISI, and the holders of common stock of ISI received an aggregate of 38,005.87 shares of Islet Sciences’ Series B preferred stock, $0.001 par value per share (“Series B Preferred”) in exchange for the cancellation of all of the shares of common stock of ISI formerly owned by them, and the holders of Series A preferred stock of ISI received an aggregate of 1,173 shares of the Series A preferred stock, $0.001 par value per share (“Series A Preferred”) in exchange for the cancellation of all of the shares of Series A preferred stock of ISI formerly owned by them. The issuance of Series A and B Preferred, with each share of preferred stock having voting rights equal to 1,000 shares of the Company’s common stock, resulted in ISI’s shareholders having obtained control of the combined Company. ISI is deemed to be the accounting acquirer (legal acquiree) and One E-Commerce Corporation to be the accounting acquiree (legal acquirer). The financial statements before the date of the Reverse Merger Transaction are those of ISI with the results of the Company being consolidated from the date of the Reverse Merger Transaction. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, ISI treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $1,309,547 for the Company, consisting of $250,000 paid in cash and $1,059,547 paid in the form of common stock, was recorded as another expense item in the accompanying condensed consolidated statements of operations during the year ended April 30, 2012. Effective February 23, 2012, Islet Sciences completed a 1-for-45 reverse stock split of its issued and outstanding common stock. Upon effectiveness of the reverse stock split, all outstanding shares of Series A Preferred and Series B Preferred were converted into common shares based on their respective conversion ratios. In connection with the closing of the Reverse Merger Transaction, ISI agreed to cancel the shares and the outstanding notes of One E-Commerce Corporation purchased from Mr. Welch, and the interest accrued thereon effective upon the effectiveness of the reverse stock split.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

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

Impairment of Long-Lived Assets

The Company applies the provisions of FASB ASC 360, where applicable to all long lived assets. FASB ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360. FASB ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Loss Per Share Data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of restricted stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is anti-dilutive.

At January 31, 2013, 3,389,584 unvested shares of restricted common stock and warrants to exercise 6,566,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. There were 902,056 unvested shares of restricted common stock and warrants outstanding at January 31, 2012.

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

NOTE 3.  INTANGIBLE ASSETS, NET AND GOODWILL

On May 4, 2010, the Company was assigned the intellectual property rights for a patent that was issued on December 1, 1999. The rights to this patent were purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 and then assigned to ISI in exchange for the issuance of 3,000,000 shares of common stock. The patent is being amortized based on the remaining life of the patent, which was 6.5 years at May 4, 2010, the date of assignment.  For the three and nine months ended January 31, 2013 and 2012, the amount amortized to expense was $7,601 per fiscal quarter.  The Company expects to amortize $30,404 in each of the next four fiscal years with the remaining balance amortized in 2018.

On March 14, 2012, the Company acquired the in-process research and development (“IPR&D”) from DiaKine Therapeutics, Inc. The Company will assess the integration of this technology into its product line in the near future. Once this assessment has been completed, the IPR&D will be amortized over the projected useful life. If the IPR&D cannot be aligned with the current product strategy, it will be written off to expense. As of January 31, 2013, the $1.3 million of acquired IPR&D is classified as indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill. The Company has not identified any triggering events at January 31, 2013 that would require additional analysis for potential impairment of its intangible assets and goodwill.

In August 2012, the Company agreed to assume certain liabilities in connection with claims and liens on certain patents acquired for approximately $17,000 in cash and issued 144,342 shares of its common stock for total consideration valued at $202,079. These costs have been expensed to general and administrative expenses during the nine months ended January 31, 2013.

NOTE 4.  DERIVATIVE LIABILITY

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

The Company entered into a research and manufacturing contract with Progenitor Cell Therapy (“PCT”), a wholly owned subsidiary of NeoStem, Inc. (“NeoStem”), whereby the Company has committed to issue shares for no consideration so that PCT’s ownership is not less than 1% of outstanding shares on a fully diluted basis through December 31, 2013. The derivative was valued at approximately $264,000 at the time of issuance and recorded to the statement of operations. During the three and nine months ended January 31, 2013, the Company has issued 40,565 and 223,771 shares of common stock, valued at approximately $57,000 and $313,000, respectively, to satisfy its obligation to PCT. The fair market value of the remaining derivative as of January 31, 2013, using the below assumptions, was approximately $387,000. These costs are included in research and development expense in the accompanying condensed consolidated statements of operations for the three and nine months ended January 31, 2013.

The derivative liability was valued using the Monte Carlo simulation method with the following assumptions:

	January 31, 2013	April 30, 2012
Value price per share of common stock	$1.40	$1.40
Expected volatility	70.0%	80.0%
Risk-free interest rate	0.15%	0.24%
Dividend yield	-	-
Floor price	$1.17	$0.87
Remaining expected term of underlying securities (years)	0.92	1.66

As of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo simulation method which increased the current period’s derivative liability.

NOTE 5.  STOCKHOLDERS’ EQUITY

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

In June 2012, the Company, as part of its agreement with third party consultants, issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.45 per share. These issuances were valued at approximately $51,000 and they are included in general and administrative expense within the condensed consolidated statements of operations.

During the quarter ended July 31, 2012, the Company issued 400,000 shares as part of its agreement with PCT along with a warrant to purchase 350,000 shares at an exercise price of $1.00 per share. These issuances were valued at approximately $855,000 and accrued at April 30, 2012. In addition and as part of the anti-dilution provision, the Company issued an additional 162,933 shares of common stock to maintain PCT’s 1% ownership of the Company during the three months ended July 31, 2012.  On August 7, 2012, the Company issued an additional 20,273 shares of common stock to PCT and on January 25, 2013 issued additional 40,565 shares of common stock to PCT.

In August 2012, the Company issued 1,750,000 shares of its common stock to one of its placement agent pursuant to an agreement dated as of April 21, 2011, as amended on June 29, 2012. The initial performance conditions in the agreement were not met by the placement agent, however, both parties agreed to settle and amend the agreement by issuing a total of 1,750,000 shares of the Company’s common stock to the placement agent. These shares were issued during the three months ended October 31, 2012 while the expense was accrued for at July 31, 2012 in the amount of $2,450,000, which was based on a shares price of $1.40 based on a stock valuation performed, and is included as general and administrative expense in the condensed consolidated statements of operations.

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

In August 2012, the Company issued 60,000 shares of common stock that were previously designated as subscribed shares – not issued. The Company initially received proceeds of approximately $27,000 in December 2011.

In September 2012, the Company issued an aggregate of 309,375 shares of its common stock to members of the Board of Directors which were considered to be vested. The Company valued these shares based on an earlier appraisal of $1.40 per share or approximately $433,000, and included the costs as general and administrative expenses within the condensed consolidated statements of operations.

On October 15, 2012, the Company issued 144,342 shares of its common stock to settle its assumed certain liabilities in connection with claims and liens on certain patents acquired. The shares issued were valued using a previous appraisal of $1.40 per share or approximately $202,000. The Company accounted for these costs as general and administrative expenses within the condensed consolidated statements of operations.

On October 19, 2012, the Company issued 375,000 shares of its common stock to a consultant to provide financial services.  The shares are not subject to any vesting conditions or forfeiture.  These shares were issued during the three months ended October 31, 2012 while the expense was accrued for at July 31, 2012 in the amount of $525,000, which was based on a previous appraisal at a share price of $1.40 and is included as general and administrative expenses in the condensed consolidated statements of operations.

In November 2012, the Company, as part of its agreement with third party consultants, issued a warrant to purchase 65,000 shares of common stock at an exercise price of $2.00 per share.  The Company valued the fully exercisable warrant at approximately $63,000 which is included in general and administrative expense within the condensed consolidated statements of operations.

On November 21, 2012, the Company issued 20,000 shares of common stock to Winthrop University Hospital as part of the agreement to license certain patents and technology. The Company accounted for these costs as research and development expenses within the condensed consolidated statements of operations.

On December 19, 2012, the Company issued a total of 433,334 shares of common stock as compensation to its CEO, John Steel valued at $606,667 based on a previous appraisal at a share price of $1.40 and included in general and administrative expenses within the condensed consolidated statements of operations.

On December 26, 2012, an aggregate of 309,375 shares of its common stock issuable to members of the Board of Directors became fully vested and were issued. The Company valued these shares based on an earlier appraisal of $1.40 per share or approximately $433,000 and recorded them as an accrued expense until actually issued, and has included the costs as general and administrative expenses within the condensed consolidated statements of operations.

On January 25, 2013, the Company issued 30,000 shares to a consultant to provide investor relations services.  The shares are not subject to any vesting conditions or forfeiture.  These shares were expensed at a value of $44,000.  An additional $4,000 was accrued for the balance of the amount due under this agreement. A total of $48,000 is included in general and administrative expenses within the condensed consolidated statements of operations for these services.

On January 28, 2013, the Company received net proceeds of $96,600 for the sale of 70,000 shares of common stock as part of a private offering.  The Company has not issued these shares as of January 31, 2013, and has recorded these proceeds as subscribed shares not issued.

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

On May 1, 2012, the Company entered into an agreement with a consultant to provide financial services.  As part of the compensation provided by this agreement the Company issued 375,000 shares of the Company’s common stock to the consultant in October 2012, which is not subject to any vesting conditions or forfeiture.  The Company had accrued $525,000 for its issuance of shares as part of this agreement and included as general and administrative expenses in the condensed consolidated statements of operations.  The shares were valued at $1.40 per share based on a stock valuation performed.

On May 2, 2012, the Company, entered into a license agreement with the Yale University. Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock valued at $28,000, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. The agreement can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Yale under the agreement.

On July 23, 2012, the Company entered into a long-term supply agreement with Spring Point Project, a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. Regardless of the number of pigs supplied under this agreement, the Company is obligated to pay $100,000 for each month of this agreement, plus an initial and one time facility setup fees of $25,000, and to pay certain milestones royalties by issuing warrants exercisable into an aggregate of 300,000 shares of common stock. The initial term of the agreement is for two years with an automatic renewal for one additional year, unless terminated prior to the renewal period. It can be terminated by either party if either party defaults on its obligations under the agreement and fails to cure such default within 90 days. During the three and nine months ended January 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations, $257,000 and $656,000 respectively related to this contract.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Winthrop if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Winthrop under the agreement. At October 31, 2012, the Company had accrued $28,000 for the issuance of these shares as part of this agreement. On November 21, 2012, the Company issued 20,000 shares of common stock to Winthrop University Hospital.

In August 2012, the Company entered into an agreement with the Regents of the University of California (“UCLA”), whereby UCLA will provide work dealing with small molecule mediated porcine islet proliferation. Work under this agreement will be performed for a period of six (6) months with an estimated cost of $23,100. We continue to work with UCLA on a month to month basis to continue this work dealing with small molecule mediated porcine islet proliferation.

In April 2012, the Company entered into a consulting agreement with Richard Egan, CFO, and granted 150,000 shares of common stock which vested on January 31, 2013.  These shares are valued at $1.40 per share based on an earlier appraisal or approximately $210,000 as an accrued expense and included in the costs as general and administrative expenses within the condensed consolidated statements of operations.

In October 2012, the Company entered into an agreement with du Pasquier & Co., Inc., whereby du Pasquier & Co would provide corporate advisory services.  As part of this agreement, the Company issued a warrant to purchase 65,000 shares of common stock at an exercise price of $2.00 per share in November of 2012.  The Company valued the fully exercisable warrant at approximately $63,000 and is included in general and administrative expense within the condensed consolidated statements of operations.

NOTE 7. LEGAL PROCEEDINGS

In April 2012, Sand Dollar Partners, LLC, a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, DTI, John Steel, the Company’s CEO and Director, and Jonathan Lakey, the Company’s Director. In 2010 Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member. The plaintiff is seeking rescission of its investment and recovery of consideration paid, together with interest, attorneys’ fees and costs, as well as damages incurred as a result. The complaint filed in Arizona court has been dismissed without prejudice. The plaintiff has re-filed the complaint with fewer claims in the U.S. District Court for the Southern District of California. Management believes the plaintiff’s claims to be without merit and intend to vigorously defend against this action.

In August 2012, a complaint was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders are baseless. The complaint seeks monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. The complaint filed in Utah has been dismissed without prejudice. Management believes the plaintiffs’ claims to be without merit and intends to vigorously defend against this action.

NOTE 8.  SUBSEQUENT EVENTS

On February 5, 2013, the Company entered into an exclusive license agreement with a third party for use/screening inhibitors for a $10,000, an non-refundable royalty payment (plus a $10,000 annual renewal fee) and issuing 20,000 shares of the Company’s common stock, and to pay certain milestones royalties by issuing an aggregate of 100,000 shares of the Company’s common stock. The Company also agreed to pay to the third party a royalty of 5% of net sales. The agreement can be terminated by the third party if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the third party. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due under the agreement.

On February 7, 2013, the Company notified PCT and requested to terminate their contract.

On February 22, 2013 and March 15, 2013, the Company received indemnification payments of $100,000 and $250,00, respectively, from a third party in connection with an agreement to indemnify the Company against litigation and other expenses incurred in connection with the litigation it is defending in the United States District Court for the District of Utah, Central Division.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Going Concern

The financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows from inception through January 31, 2013 of $15,883,849 and $6,278,799, respectively, and as of January 31, 2013, we had a cash position of $83,593. We have incurred net losses of $10,144,145 and negative operating cash flows of $3,812,721 for the nine months ended January 31, 2013. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. During the nine months ended January 31, 2013, we completed private placements of equity securities and issued shares for aggregate gross proceeds of $2.1 million and we believe that this is an indication that we can successfully raise capital to fund our future capital requirements. However, no assurance can be guaranteed until we further develop our product and attempt future raises.

In addition, due to these factors and the uncertainty surrounding the use of the in-process research and development acquired from DiaKine Therapeutics, Inc., it is reasonably possible that the Company could have significant write-offs of intangible assets and/or its goodwill before January 31, 2014. Management will assess the impairment in the fourth quarter.

Results of Operations

Three Months Ended January 31, 2013 and 2012

There were no revenues for the three months ended January 31, 2013 and 2012.

During the three months ended January 31, 2013, general and administrative expenses totaled $1,997,166 compared to $376,112 for the same period in 2012. The primary reason for the increase in general and administrative expenses was due to higher professional fees incurred during the our continued costs in seeking additional funding, legal costs associated with litigation matters (both settled and ongoing) of approximately $160,000, Director and executive stock compensation in the amount of $1,040,000, consulting expenses in the amount of approximately $321,000, and travel expenses of approximately $160,000. During the three months ended January 31, 2012, the Company had limited operations and most of the costs were from stock compensation and equity raising activities.

During the three months ended January 31, 2013, research and development expenses totaled $796,494 compared to $97,200, for the same period in 2012. The primary reason for the increase in research and development expenses was due to the continued development of protocols for the treatment and commercialization of patented technologies. This includes monthly charges of $93,000-$117,000 under the PCT contract plus common stock issued under the agreement, resulting in expenses of approximately $57,000 and $100,000 per month for the supply of designated pathogen free pigs and other various contracted services. During the three months ended January 31, 2012, the Company had limited operations and limited research and development costs, and the amortization of the acquired license.

During the three months ending January 31, 2012, other expenses totaled $368,748, which were comprised of acquisition costs related to the Reverse Merger. There were no such costs for the three months ended January 31, 2013.

Nine Months Ended January 31, 2013 and 2012

There were no revenues for the nine months ended January 31, 2013 and 2012.

During the nine months ended January 31, 2013, general and administrative expenses totaled $7,316,496 compared to $1,077,978 for the same period in 2012. The primary reason for the increase in general and administrative expenses was due to higher professional fees incurred during the negotiations and execution of significant supplier agreements, our continued costs in seeking additional funding, legal costs associated with litigation matters (both settled and ongoing) for approximately $628,000, a consulting agreement with a financial advisor in the amount of $525,000, Director and executive stock compensation in the amount of approximately $1.8 million, the settlement of a placement agent dispute in the amount of $2.5 million, consulting expenses in the amount of approximately $328,000, and travel expenses of approximately $440,000. During the nine months ended January 31, 2012, the Company had limited operations and most of the costs were from executive stock compensation and equity raising activities.

During the nine months ended January 31, 2013, research and development expenses totaled $2,819,790 compared to $270,731, for the same period in 2012. The primary reason for the increase in research and development expenses was due to the continued development of protocols for the treatment and commercialization of patented technologies. This includes monthly charges of $93,000-$117,000 under the PCT contract plus common stock issued under the agreement resulting in an expense of approximately $313,000 and changes in the Company’s derivative liability to PCT of approximately $123,000, $100,000 per month for the supply of designated pathogen free pigs which began in August, various tests and studies conducted by universities of approximately $246,000, and other various licenses of approximately $170,000. During the nine months ended January 31, 2012, the Company had limited operations and limited research and development costs, and the amortization of the acquired license.

During the nine months ending January 31, 2012, other expenses totaled $368,748, which were comprised of acquisition costs related to the Reverse Merger. There were no such costs for the nine months ended January 31, 2013.

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

We therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of January 31, 2013, we had $83,593 of cash on hand.

Operating Activities

During the nine month ended January 31, 2013, cash used in operating activities was $3,812,721 compared to $1,127,620 in the same period in 2012.  The increase of cash used in operating activities is primarily attributable to $10.1 million of losses incurred, which included an increase in general and administrative expense and research and development expense noted above, partially offset by non-cash expenses such as $3.6 million of accrued expenses paid with shares of the Company’s common stock, $0.4 million of derivative liabilities and $1.6 million of stock based compensation issued to executives, board members, scientific advisors and for other various services provided to the Company.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock, convertible notes and preferred stock. During the nine months ended January 31, 2013, total net cash provided by financing activities of $1,987,782 was from the net proceeds of the private placement of common stock.  During the nine months ended January 31, 2012, total net cash provided by financing activities of $1,787,000 was from the net proceeds received from private placements of our common stock.

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

Intangible Assets and Goodwill

Intangible assets represent a patent acquired from a third party, which is recorded at cost and amortized over the remaining life of the patent.  Intangible assets also include the purchase of a patent portfolio and know-how as in-process research and development (“IPR&D”). We will assess the integration of this technology into our product line in the near future and once this assessment has been completed, we expect that the IPR&D will be amortized over the projected useful life. If the IPR&D cannot be aligned with the current product strategy, it will be written off to expense. Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed as part of our Diakine Therapeutics, Inc. acquisition. We will review this goodwill at least annually for impairment in the fourth quarter of the fiscal year, at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that its disclosure controls and procedures are not effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2012, Sand Dollar Partners, LLC, a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, our wholly-owned subsidiary, John Steel, our CEO and director, and Jonathan Lakey, our Director. In 2010 Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member. The plaintiff is seeking rescission of its investment and recovery of the paid consideration, together with interest, attorneys’ fees and costs, as well as damages incurred as a result. The complaint filed in Arizona court has been dismissed without prejudice. The plaintiff has re-filed the complaint with fewer claims in the U.S. District Court for the Southern District of California. We believe the plaintiff’s claims to be without merit and intend to vigorously defend against this action.

In July 2012, a complaint was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders are baseless. The complaint seeks monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. The complaint filed in Utah has been dismissed without prejudice. We believe the plaintiffs’ claims to be without merit and intend to vigorously defend against this action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 21, 2012, the Company issued 20,000 shares under a license agreement.

On November 21, 2012, the Company issued 433,334 shares of common stock to its CEO as vested compensation under the employment agreement.

On January 25, 2013, the Company issued 30,000 shares of common stock under a consulting agreement.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 5. OTHER INFORMATION

On March 13, 2013, Mr. George Todaro resigned as a director of the Company. Resignation of Mr. Todaro was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices

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

ISLET SCIENCES, INC.

Date: March 18, 2013	By:	/s/ John Steel
	Name:	John Steel
	Title:	Chief Executive Officer

Date: March 18, 2013	By:	/s/ Richard Egan
	Name:	Richard Egan
	Title:	Chief Financial Officer