Form 10-K
period 2013-04-30
Islet Sciences, Inc
filed 2013-08-13
CIK 1425919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 001-34048

Islet Sciences, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0531751
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes☐   No ☑

As of October 31, 2012, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $3.10 as reported on the Over-the-Counter Bulletin Board) was approximately $106,144,461. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 12, 2013, there were outstanding 56,715,117 shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference: None.

Islet Sciences, Inc.

Form 10-K

PART I

ITEM 1.     BUSINESS

Corporate History

Islet Sciences, Inc. (the “Company”) was incorporated under the name One E-Commerce Corporation on September 14, 1994 in the State of Nevada. Effective February 23, 2012, the Company changed its name to Islet Sciences, Inc.

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

DTI is a development stage biotechnology company engaged in the research and development of treatments for diabetes. The therapies under development from DTI’s drug platform are small molecules with unique anti-inflammatory and immune modulating properties that represent a novel approach to treating type 1 and type 2 diabetes and many related complications. Because of this novel approach to therapy this class of drugs has the potential to become the standard of care by arresting the disease, restoring insulin production and halting long term complications. Safety and potential therapeutic effects are supported by numerous pre-clinical studies including those with human beta cells.

DTI’s compounds are small-molecule drugs that block the destructive, inflammatory actions of immune agents called cytokines. Cytokines have been shown in numerous studies to be components in the inflammation pathway that destroy insulin producing beta cells found in the pancreatic islets – a hallmark of type 1 diabetes and Latent Autoimmune Diabetes of Adults (LADA). Additionally, there is clear evidence that lipotoxicity, glucotoxicity, and other inflammatory factors induces progressive beta cell drop out in type 2 diabetes.

A number of studies with DTI’s drugs have shown the immune modulating effects on the cytokine network and in protecting pancreatic beta cells from immune attack. In addition to blocking autoimmune attack, these drugs enhance beta cell function and insulin production, according to pre-clinical studies using human islets. Several lead compounds are well tolerated and have presented no major toxicity in animal toxicology and clinical studies performed so far.

The diabetes and diabetic complications market opportunities for these oral compounds are large and growing including such segments as islet cell transplant therapy, type 1 diabetes, LADA, insulin-using type 2 diabetes, and diabetes-related complications such as nephropathy and retinopathy.

Lead indications are:

●
As an adjunct therapy for islet cell or any other cellular transplantation engineered to reverse type 1 diabetes. Pre-treatment of isolated islet cells in transplant media and ongoing therapy for transplant patients.

●	Reversing or arresting the progression of diabetes in type 1, LADA and insulin using type 2 patients.

●	Treatment of diabetic nephropathy and diabetic retinopathy.

Company’s Corporate Structure

Below is the Company’s current corporate structure:

Recent Developments

Effective July 9, 2013, Mr. John Steel resigned as the Chairman, Chief Executive Officer, Treasurer and Secretary of the Company, and as an officer and director of ISI and DTI. Mr. Steel’s resignation was pursuant to that certain Separation Agreement and Release dated as of July 1, 2013 (the “Effective Date”) by and between Mr. Steel and the Company (the “Separation Agreement”).

Pursuant to the Separation Agreement, Mr. Steel resigned effective on the eighth day from the Effective Date. Mr. Steel forfeited an unvested stock grant of 433,334 shares of common stock. He is entitled to receive $270,000 in cash or common stock at the Company’s option and a number of shares of common stock equal to 1.0% of the Company’s total outstanding common stock if there is a change of control of the Company. In connection with the Separation Agreement, Mr. Steel and the Company entered into a Consulting Agreement dated as of July 1, 2013 (the “Consulting Agreement”) whereby Mr. Steel will provide business development services to the Company as my be directed by its CEO. Under the Consulting Agreement, Mr. Steel will receive a monthly consulting fee of $15,000. The Consulting Agreement expires on June 30, 2014 and may be extended by the parties.

On July 15, 2013, Mr. Michael Earley was appointed as the Chief Executive Officer, Director and Chairman of the Company, and Mr. Mark Foletta was appointed as an Advisor to the CEO and the Board of the Company. On July 30, 2013, Mr. Earley and Mr. Foletta resigned from their positions at the Company.

On August 4, 2013, Dr. Jerry Nadler resigned as a director of the Company.

Our Business

Overview

We are a development stage biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of diabetes.

We are developing the following therapeutic product candidates:

●	Islet Sciences-PTM, an injectable suspension of microencapsulated insulin-producing, pancreatic islet cells harvested from pathogen free pigs, for the treatment of insulin-dependent diabetes;

●	Diagnostic tests to identify early stages of diabetes; and

●
Small molecules that block inflammatory actions of cytokines that destroy insulin-producing beta cells, for diabetes and diabetes-related complications. The drugs reduce activation of a gene switch called STAT4. Preclinical and genetic studies link STAT4 to several autoimmune diseases such as type 1 diabetes as well as insulin resistance and atherosclerosis.

We are initially focused on developing Islet Sciences-PTM. We believe that Islet Sciences-PTM, a xenotransplantation (transplantation between different species) product, has significantly more commercial potential than human-to-human (allotransplantation) islet replacement approaches, due to the high cost and inherently limited supply of human islets. Islet Sciences-PTM is intended to be administered by injection into the patient's abdominal cavity, where the transplanted islet cells are expected to produce insulin in response to increases in blood glucose, much like the patient’s original pancreatic islet cells did prior to being destroyed by disease.  Our development plans include the following with respect to the development of Islet-Sciences-PTM:

●	file an investigational new drug, or IND, application with the Food and Drug Administration, or FDA; and

●	initiate an open-label Phase I/II clinical trial in patients with insulin-dependent diabetes.

We believe that Islet Sciences-PTM should enable the patient to produce insulin within 24 hours after injection. As a result, we anticipate that the Phase I/II trial may provide an objectively measurable clinical effect on patients within a relatively short period of time after the initiation of the trial.

We also plan to develop novel, small molecule immune modulators for diabetes and diabetes-related complications. One lead compound, Lisofylline (LSF) has been the subject of a completed Phase I/II clinical trial and five Phase I clinical trials. In these trials, LSF was well tolerated with no subject experiencing a serious adverse event. In the Phase I/II trial, LSF significantly reduced the plasma levels of several major inflammatory cytokines linked to autoimmunity.

We also licensed the exclusive rights to certain technologies related to the treatment and diagnosis of diabetes, including:

●
a technology for the measurement of hypomethylated beta cell-derived DNA as a biomarker of beta cell (cells in pancreas that form islets for insulin production) death that may be applied to identify diabetes and islet cell dysfunction at early stages before symptoms arise licensed from Yale University. This groundbreaking technology published by the American Diabetes Association and sponsored by JDRF, (http://diabetes.diabetesjournals.org/content/early/2013/02/14/db12-1207.abstract) describes the potential for this technology to provide a non-invasive and effective means to detect and monitor the progression of beta-cell death associated with diabetes, with the goal of guiding treatment and identifying the disease at a much earlier stage. Current diagnosis often occurs only after substantial loss of beta-cell function.

●
a noninvasive method for evaluating beta cell death in the diagnosis of diabetes licensed from Winthrop University that complements the Yale diagnostic. The goal of these combined technologies is to identify the onset of diabetes at an early stage, before the onset of high blood sugar levels (hyperglycemia) associated with the long-term complications of the disease, such as kidney and eye damage.

●	small molecules for islet expansion licensed from the University of California.

We intend to develop these technologies in partnership with large pharmaceutical or biotechnology companies.

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

Our Strategy

Our strategy is to become a leading innovator, developer and provider of therapeutics and diagnostics for diabetes. The key elements of our strategy are as follows:

●	develop Islet Sciences-PTM for insulin-dependent diabetes patients with end stage renal disease;

●	establish infrastructure to provide scale and logistics for clinical trials and commercialization;

●	execute clinical trials and obtain FDA and EMEA approvals for Islet Sciences-PTM;

●	develop LSF to block autoimmune damage to insulin-producing cells;

●	form development and commercialization partnerships; and

●	selectively acquire and develop complementary technologies.

The Company intends to seek the FDA approval for marketing in the U.S. a first product, called Islet Sciences-PTM. Islet Sciences-PTM will be an injectable suspension of microencapsulated insulin-producing, pancreatic islet cells which are harvested from designated pathogen free pigs. We believe that Islet Sciences-PTM, a xenotransplantation (transplantation between different species) product, has significantly more commercial potential than human-to-human (allotransplantation) islet replacement approaches, due to the high cost and inherently limited supply of human islets. In the past, we researched the use of our technology for allotransplantation, and we may continue such research for use in select patient populations. We refer to this potential product as Islet Sciences-HTM. Both of these product candidates are intended for the treatment of insulin-dependent diabetes, and both are intended to be administered by injection into the patient's abdominal cavity, where the transplanted islet cells will produce insulin in response to increases in blood glucose, much like the patient's original pancreatic islet cells did prior to being destroyed by disease.

The primary function of microencapsulation is to protect the islets from the host's immune system. The microcapsule coating is composed of layers of biocompatible materials.  In addition to developing its products and delivery systems, the Company and its management are collaborating with research staff at University of Oxford, UK, University of Virginia, and the University of California to further develop its products and technologies.

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

Islet Sciences, Inc.

Below is a list of the US patent applications held by the Company.

Title	Patent Application Number	Status
Ex Vivo Maturation of Islet Cells	PCT/US2012/058087	Pending Enters National Phase March 2014
Multilayered Polyelectrolyte-Based Capsules for Cell Encapsulation And Delivery of Therapeutic Compositions	US Patent Application 11/868,205	Pending
Multilayered Polyelectrolyte-Based Capsules for Cell Encapsulation And Delivery of Therapeutic Compositions	US Patent Application 13/279,258	Pending

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

Patent applications licensed by the Company from Winthrop University Hospital

Title	Patent Application Number	Status
Method For Using Probe Based PCR Detection To Measure The Levels Of Circulating Demethylated Beta Cell-Derived DNA as a Measure Of Beta Cell Loss In Diabetes	PCT/13/028862	Pending Enters National Phase September 2014
Method For Using Probe Based PCR Detection To Measure The Levels Of Circulating Demethylated Beta Cell-Derived DNA as a Measure Of Beta Cell Loss In Diabetes	US Patent Application 13/279,261	Pending

Patent Applications that are licensed by Islet Sciences, Inc. from Yale University

Title	Patent Application Number	Status
Compositions and Methods of Diagnosing Diseases and Disorders Associated With β Cell Death	PCT/US2012/043747	Pending, Enters National Phase December 2013

Patent Applications that are licensed by Islet Sciences, Inc. from Univ. of California, Los Angeles

Title	Patent Application Number	Status
Pharmaceutical Compositions and Methods for Restoring Beta-Cell Mass and Function	PCT/US13/024695	Pending, Enters National Phase August 2014

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

US Patents licensed by DTI from CTI

Title	Patent Number	Expiration Date
Enantiomerically Pure Hydroxylated Xanthine Compounds to Treat Inflammatory Diseases	US 5,620,984	2015
Treatment of Diseases Using Enantiomerically Pure Hydroxylated Xanthine Compounds	US 5,629,315	2015
Methods of Using Enantiomerically Pure Hydroxylated Xanthine Compounds	US 5,652,243	2014
Enantiomerically Pure Hydroxylated Xanthine Compounds to Treat Autoimmune Diabetes	US 5,739,138	2015
Enatiomerically pure hydroxylated xanthine compounds	US 5,792,772	2015
Method of Inhibiting Interleukin-12 Signaling	US 6,469,017	2018
Tricyclic Fused Xanthine Compounds and Their Uses	US 6,586,429	2020
Therapeutic compounds for inhibiting interleukin-12 signaling and methods for using same	US 6,774,130	2018
Therapeutic compounds for inhibiting interleukin-12 signals and method for using same	US 6,878,715	2014

DiaKine also has licensed the rights for next generation small molecule immune modulator-anti-inflammatory drugs from the University of Virginia Patent Foundation.

US Patents licensed by DTI from the University of Virginia Patent Foundation

Title	US Patent Application Number	Status
Lisofylline analogs and methods for use	US Patent 8,481,580	Patent
Lisofylline analogs and methods for use	US 13/477,613	Pending

Foreign Patents and Patent Applications that are licensed by DTI from the University of Virginia Patent Foundation

Title	US Patent Application Number	Status
Lisofylline Analogs and Methods for Use	CA 2618970	Patent
Lisofylline Analogs and Methods for Use	CA 2679301	Pending
Lisofylline Analogs and Methods for Use	EP 1919867	Patent
Lisofylline Analogs and Methods for Use	EP 2325169	Pending
Lisofylline Analogs and Methods for Use	EP 07757631	Pending
Lisofylline Analogs and Methods for Use	JP 2008-529208	Patent
Lisofylline Analogs and Methods for Use	JP 2012-157360	Pending
Lisofylline Analogs and Methods for Use	JP 2009551980	Pending

US Patents and patent applications owned by DTI

Title	Patent (Application) Number	Status/Expiration
Pharmaceutical compositions and methodsfor restoring β-cell mass and function	US Patent 7,393,827	2025
Encapsulation system	US Patent Application US 12/373,870	Pending
Compositions and methods for treating diabetes using lisofylline and islet neogenesis associated peptide	US Patent Application 12/865,027	Pending
Compositions and methods for treating diabetes using lisofylline analogs and islet neogenesis associated peptide	US Patent Application 13/644,817	Pending
Treatment of Diabetes and Disorders Associated with Visceral Obesity with Inhibitors of Human Arachidonate 12 Lipoxygenase and Arachidonate 15-Lipoxygenase	US Patent Application US 13/522,165	Pending

There can be no assurance that the Company will succeed in obtaining any patent protection from its pending patent applications. No assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged. There can be no assurance that any steps the Company takes in this regard will be adequate to deter misappropriation of its proprietary rights or independent third parties developing functionally equivalent products.  Despite precautions, unauthorized parties may attempt to engineer, reverse engineer, copy, or obtain and use the Company’s products or other information. Although management believes that the Company’s products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon the Company’s working capital.

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

The Company is currently in default regarding its payment obligations under the foregoing license agreements in the total amount of approximately $272,000. The Company is in the process of negotiating provisional forbearance agreements with each licensor.

On February 5, 2013, the Company entered into an exclusive license agreement with Jerry L. Nadler, David Taylor-Fishwick, Anca Dobrian and Swarup Chalrabarti (collectively, “12LO Licensors”) for use/screening of 12LO inhibitors in consideration of a payment of a $10,000 non-refundable royalty fee (plus a $10,000 annual renewal fee) and issuance of 20,000 shares of the Company’s common stock, and additional 160,000 shares of the Company’s common stock upon completion of certain milestones. The Company also agreed to pay to 12LO Licensors a royalty of 5% of net sales. The agreement can be terminated by 12LO Licensors if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the third party. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due under the agreement.

Suppliers

While the use of porcine-derived biologic materials is established in human therapeutics, including insulin and heart valves, the FDA requires that porcine islets used in clinical studies for transplantation in humans come from designated pathogen free (DPF) pigs raised in a U.S. Department of Agriculture certified facility.  The Company has a supply agreement, dated July 23, 2012, with a supplier of DPF pigs to rear and provide suitable juvenile pigs as a supply of islet cells.  The term of the contract is two years with an option to renew it for additional 2 years.  The Company can obtain suitable pigs from other suppliers and the agreement with the supplier is not exclusive.

The supply agreement provides for DPF tissue in sufficient amounts to meet the Company's planned initial clinical trials. The facility is currently approved by the FDA for production of such porcine products.

Manufacturing

On January 10, 2012, the Company entered into an agreement with PCT, which was amended by an agreement dated May 15, 2012 by and between the Company and NeoStem, PCT’s parent company. Under the agreements, PCT will be providing the protocols, procedures, systems, equipment, testing, quality controls, and manufacturing and distribution services to support the development and commercialization of the Company’s encapsulated porcine islet cells for the treatment of diabetes. As compensation for the services of PCT, the Company agreed to pay to PCT a non-refundable monthly fee of $63,000 and a non-refundable monthly charge of between $33,000 and $54,000. NeoStem was entitled to receive shares and warrants of the Company’s common stock, as well as additional shares for no consideration so that NeoStem’s ownership is not less than 1% of outstanding shares on a fully diluted basis. PCT has the right for a period of ten years to be the exclusive manufacturer of any product involved in the services to be provided under the agreement. With respect to commercial production of such products, PCT will be entitled to a royalty of 2.85% of gross sales and 5% of any sublicensing fees, royalties, milestone fees or profit sharing payments.

On February 7, 2013, the Company provided to NeoStem Inc. notice of termination of the agreement with Progenitor Cell Therapy, Inc. dated January 10, 2012, as amended by the agreement dated May 15, 2012 by and between the Company and NeoStem.  The Company and NeoStem are in negotiations on terms of the termination or possibly renegotiating terms of a new agreement satisfactory to each party.

On July 23, 2012, the Company entered into a long-term supply agreement with Spring Point Project, a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. Regardless of the number of pigs supplied under this agreement, the Company is obligated to pay $100,000 for each month of this agreement, plus an initial and one time facility setup fees of $25,000, and to pay certain milestones royalties by issuing warrants exercisable into an aggregate of 300,000 shares of common stock. The initial term of the agreement is for two years with an automatic renewal for one additional year, unless terminated prior to the renewal period. It can be terminated by either party if either party defaults on its obligations under the agreement and fails to cure such default within 90 days. The Company is currently in default regarding its payment obligations under the foregoing supply agreements in the total amount of approximately $161,000. The Company is in the process of negotiating a provisional forbearance agreement with the supplier. On August 12, 2013, the Company received from Spring Point Project a notice of termination of the supply agreement to become effective on November 10, 2013 unless the Company cures the default before that date.

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

Most of our competitors are larger than we are and have greater financial resources, technical expertise, marketing, distribution, or support capabilities. We expect that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Any of our competitors could broaden the scope of their products through acquisition, collaboration or internal development to more effectively compete with us. Our competitors may also develop new, more effective or affordable approaches or technologies which could compete with our products or render them obsolete.

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

Employees

As of August 12, 2013, the Company had no employees. The Company utilizes the services of consultants and advisors. These include its principal executive officer, chief financial officer, scientific personnel, accountants, and attorneys. Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

Scientific Advisory Board

The Company also maintains a Scientific Advisory Board of eight outside consultants, six of which have doctoral degrees. These consultants are as follows:

Chair -  Jonathan Lakey, PhD – MSM

Dr. Jonathan Lakey has had a long history in cell and tissue transplantation with a focus on diabetes and islet transplantation. He has been an associate professor at the Department of Biomedical Engineering, Henry Samueli School of Engineering, University of California, Irvine since 2010, and associate professor at the Department of Surgery, University of California, Irvine since 2008. From 2006 to 2008, Dr. Lakey was the president and chief scientific officer of MicroIslet Inc., a publicly traded company engaged in the development of treatment for diabetes. He is a former Director of the Comprehensive Tissue Bank. His contributions and partnership with Dr. James Shapiro led towards the improvement of islet isolation techniques and the development of the “Edmonton Protocol” for patients with type 1 diabetes, a recognized major advancement in the treatment of diabetes. He has been awarded research grants and awards for diabetes and transplantation research from the Alberta Heritage Foundation for Medical Research (AHFMR), Canadian Diabetes Association and the Juvenile Diabetes Foundation International (JDFI). Dr. Lakey is widely sought after as a speaker in the field of diabetes islet transplantation and regulatory standards of cell and tissue transplantation. He has been widely published with over 250 referred scientific papers, 26 book chapters, submitted over 500 scientific abstracts, and has recently published a technical book on islet isolation. Among his proudest achievements, Dr. Lakey and his team have successfully trained over 40 islet transplant centers worldwide in replicating the Edmonton Protocol, resulting in diabetic patients being freed from exogenous insulin injections. He sits on editorial boards of several diabetes and transplantation journals, reviews manuscripts for several journals, and has served as a Counselor for Cell Transplant Society. He graduated from the University of Alberta (BSc, MSc, PhD) and received postdoctoral training in Indianapolis and Seattle before returning to establish his research program at the University of Alberta.

Paul Johnson, MBChB MD FRCS

Director of Oxford Islet Transplant Programme and Professor of Paediatric Surgery, University of Oxford. Dr. Johnson also currently serves as President of the International Pancreas and Islet Transplant Association. Paul Johnson qualified in medicine from the University of Leicester and subsequently trained in General Surgery in Leicester and Derby, followed by higher surgical training in Paediatric Surgery in Oxford, Melbourne, and Great Ormond Street Hospital in London. Between 1993 and 1996 he was a Research Fellow in the Department of Surgery at the University of Leicester, where he undertook a project on the Isolation of Human Islets of Langerhans for Pancreatic Islet Transplantation. This led to a Doctorate of Medicine and started his ongoing interest in the field of Islet Transplantation for reversing type 1 diabetes. He was awarded a Hunterian Professorship from the Royal College of Surgeons of England for this research in 1998. In 2002, Mr. Johnson was appointed Director of the Islet Transplant Programme in Oxford. He is currently Chairman of the Research division of British Association of Paediatric Surgeons Research and Clinical Effectiveness Committee, Founder of the UK Academic Paediatric Surgeons Group and Co-Secretary of the International Pancreas and Islet Transplantation Association. He is also Clinical Tutor at St. Edmund Hall. He has an active research group and his research interests include ways of optimizing the current methods used for islet isolation with particular reference to pancreatic structure and collagenase, and the developmental biology of the pancreas and foregut with particular relevance to the use of adult stem cells as an alternative source of islet tissue for transplantation. In addition to islet transplantation, his clinical interests include the neonatal and pediatric pancreas (endocrine and exocrine), as well as other aspects of pediatric surgical gastroenterology.

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

Christian Mende, MD

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

Morton Printz, MD, PhD

Dr. Morton Printz is Professor Emeritus in Pharmacology at the University of California San Diego. Dr. Printz trained at the University of Pittsburgh receiving a B.Sc. degree (Pharmacy) and a Ph.D. in Biophysics. Following postdoctoral training at Dartmouth and an appointment at Rockefeller University, he joined the UC San Diego School of Medicine in 1972. His research at Dartmouth and Rockefeller focused on conformational dynamics of nucleic acids, peptides and proteins using the newly developed method of tritium-hydrogen exchange (THX). Conformational studies on angiotensin and angiotensinogen led to research on hypertension, specifically origins of essential hypertension and metabolic syndrome. In addition to NIH RO1 and other grants, he was Director of an NIH-NHLBI funded Specialized Center or Research Program in hypertension (SCOR-Hypertension) and subsequently Director of four NIH Program Project Grants on hypertension mechanisms. He has been involved as collaborator, researcher and advisor in investigations on eicosanoid mechanisms in hypertension, ductus arteriosus, blood vessels, cardiac remodeling and asthma, and biotech-funded special projects related to drug development for metabolic syndrome and hypertension. Using a rat recombinant inbred strain colony he has conducted original, collaborative and advisory studies with these strains on hypertension genetics, stress-cardiovascular response, metabolic syndrome, insulin resistance, behavior, gonadal radiation sensitivity and anthrax toxin. His recent research has focused on brown adipose tissue and the origins of hypertension, insulin resistance and metabolic syndrome.

Kevan Harold, MD, PhD

Dr. Harold is a Professor of Immunobiology and Medicine at Yale University. His work in the field of type 1 diabetes is well known, including his pioneering work with Dr. Jeff Bluestone that showed the efficacy of anti-CD3 mAb treatment of type 1 diabetes. His work is translational, bridging the fields of basic immunology, clinical trials, and clinical medicine, which will enable this Program to rapidly move advances in preclinical studies to clinical testing. Much of his recent work pertains to the mechanisms of immune regulation by anti-CD3 mAb in patients, which forms the basis for studies in this Program. He has long standing collaborations with Dr. Bluestone and with Dr. Mattias von Herrath. Finally, Dr. Herold is the Principal Investigator on 3 clinical trials supported by the Immune Tolerance Network, and TrialNet. Dr. Herold is an Endocrinologist with a special interest in autoimmune diseases and diabetes and sees both adolescent and adult patients with all forms of diabetes and other metabolic disorders. Dr. Herold is conducting research on immunotherapy for treatment of type 1 diabetes. Dr. Harold's laboratory work involves studies of induction of immunologic tolerance to autoimmunity.

Eitan M. Akirav, PhD

Research Scientist and Assistant Professor of Research, Diabetes and Obesity Research Center, Winthrop-University Hospital Research Institute and Stony Brook University School of Medicine.

Elliot Botvinick, PhD

Dr. Elliot Botvinick is an Assistant Professor at the University of California, Irvine with appointments in Biomedical Engineering and Surgery. He is on the faculty of the Beckman Laser Institute and the Edwards Lifesciences Center for Advanced Cardiovascular Technology. Dr. Botvinick is also a founder of Metronom Health, Inc., which is developing a next generation monitoring system for the treatment of type 1 diabetes. Dr. Botvinick received his Ph.D. from the University of California, San Diego while conducting research in the Laboratories of Jeffrey Price, M.D., Ph.D. and David Gough, Ph.D. Dr. Botvinick then received the prestigious Arnold and Mabel Beckman Foundation Fellowship to develop laser microbeam instrumentation. With this technology Dr. Botvinick measures the push-pull relationship between cells and their surrounding stroma. Applications include (1) the pancreatic islet cell microenvironment, (2) the molecular biophysics of the Notch1 receptor, a pathway critical in the differentiation of pluripotent cells into pancreatic islets and (3) new strategies to perfuse tissues within immunoisolation devices. Dr. Botvinick has received funding from the National Science Foundation, the National Institutes of Health and the Air Force office of Scientific Research.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

Under the rules of the Food and Drug Administration, islets used for implantation in humans must come from purpose-bred, pathogen free, vaccinated pigs (referred to as designated pathogen free pigs or DPF pigs), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. Establishing such a herd requires a clean room facility, a significant amount of time, and veterinary expertise. We have an agreement with a supplier of DPF pigs. If at any time the supplier were to cease providing DPF pigs to us in sufficient quantities, we would be required either to locate another facility which is able to supply DPF pigs, which may not be possible, or to construct and operate our own facility. The cost to construct and operate our own farm facility would materially increase our costs of clinical studies and would likely delay the commencement or continuation of clinical studies for a period of two years or more.

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

While we may seek to take advantage of various regulatory mechanisms intended to accelerate development and approval of our products for the treatment of insulin-dependent diabetes, we may not be able to submit a biologics license application (“BLA”) for our products until 2014.

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

In April 2012, Sand Dollar Partners, LLC, a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, our wholly-owned subsidiary, John Steel, our CEO and director, and Jonathan Lakey, our Director. In 2010 Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member. The plaintiff is seeking rescission of its investment and recovery of the paid consideration, together with interest, attorneys’ fees and costs, as well as damages incurred as a result. The complaint filed in Arizona court has been dismissed without prejudice. The plaintiff has re-filed the complaint with fewer claims in the U.S. District Court for the Southern District of California. On February 28, 2013, the Company filed a motion to dismiss the claim which was granted in part and denied in part by the court on April 15, 2013. On May 28, 2013, the Company filed its response to the amended complaint. The Company believes the plaintiff’s claims to be without merit and intend to vigorously defend against this action.

In July 2012, a complaint was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders are baseless. The complaint seeks monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. The complaint filed in Utah has been dismissed without prejudice. On July 3, 2013, the plaintiffs filed an amended complaint in the United States District Court for the District of Utah, Central Division. The Company believes the plaintiffs’ claims to be without merit and intend to vigorously defend against this action.

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

Year	High	Low

Fiscal 2013
Quarter Ended April 30, 2013	$4.75	$0.15
Quarter Ended January 31, 2013	5.00	1.99
Quarter Ended October 31, 2012	3.10	3.00
Quarter Ended July 31, 2012	6.00	3.00

Fiscal 2012
Quarter Ended April 30, 2012	$6.00	$1.05
Quarter Ended January 31, 2012	10.306	1.8002
Quarter Ended October 31, 2011	3.6004	0.1575
Quarter Ended July 31, 2011	3.1503	0.1440

As of August 12, 2013, we had 312 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Sale of Unregistered Securities

On February 5, 2013, the Company issued 20,000 shares of common stock as a consideration under an exclusive licensing agreement.

On April 1, 2013, the Company issued 5,000 shares of common stock as a settlement consideration.

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

Overview

We are a development stage biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of diabetes.

We are developing the following therapeutic product candidates:

●	Islet Sciences-PTM, an injectable suspension of microencapsulated insulin-producing, pancreatic islet cells harvested from pathogen free pigs, for the treatment of insulin-dependent diabetes;

●	Diagnostic tests to identify early stages of diabetes; and

●
Small molecules that block inflammatory actions of cytokines that destroy insulin-producing beta cells, for diabetes and diabetes-related complications. The drugs reduce activation of a gene switch called STAT4. Preclinical and genetic studies link STAT4 to several autoimmune diseases such as type 1 diabetes as well as insulin resistance and atherosclerosis.

We are initially focused on developing Islet Sciences-PTM. We believe that Islet Sciences-PTM, a xenotransplantation (transplantation between different species) product, has significantly more commercial potential than human-to-human (allotransplantation) islet replacement approaches, due to the high cost and inherently limited supply of human islets. Islet Sciences-PTM is intended to be administered by injection into the patient's abdominal cavity, where the transplanted islet cells are expected to produce insulin in response to increases in blood glucose, much like the patient’s original pancreatic islet cells did prior to being destroyed by disease. Our development plans include the following with respect to the development of Islet-Sciences-PTM:

●	file an investigational new drug, or IND, application with the FDA; and

●	initiate an open-label Phase I/II clinical trial in patients with insulin-dependent diabetes.

We believe that Islet Sciences-PTM should enable the patient to produce insulin within 24 hours after injection. As a result, we anticipate that the Phase I/II trial may provide an objectively measurable clinical effect on patients within a relatively short period of time after the initiation of the trial.

We also plan to develop novel, small molecule immune modulators for diabetes and diabetes-related complications. One lead compound, Lisofylline (LSF), has been the subject of a completed Phase I/II clinical trial and five Phase I clinical trials. In these trials, LSF was well tolerated with no subject experiencing a serious adverse event. In the Phase I/II trial, LSF significantly reduced the plasma levels of several major inflammatory cytokines linked to autoimmunity.

We also licensed the exclusive rights to certain technologies related to the treatment and diagnosis of diabetes, including:

●
a technology for the measurement of hypomethylated beta cell-derived DNA as a biomarker of beta cell (cells in pancreas that form islets for insulin production) death that may be applied to identify diabetes and islet cell dysfunction at early stages before symptoms arise licensed from Yale University. This groundbreaking technology published by the American Diabetes Association and sponsored by JDRF, (http://diabetes.diabetesjournals.org/content/early/2013/02/14/db12-1207.abstract) describes the potential for this technology to provide a non-invasive and effective means to detect and monitor the progression of beta-cell death associated with diabetes, with the goal of guiding treatment and identifying the disease at a much earlier stage. Current diagnosis often occurs only after substantial loss of beta-cell function.

●
a noninvasive method for evaluating beta cell death in the diagnosis of diabetes licensed from Winthrop University that complements the Yale diagnostic. The goal of these combined technologies is to identify the onset of diabetes at an early stage, before the onset of high blood sugar levels (hyperglycemia) associated with the long-term complications of the disease, such as kidney and eye damage.

●	small molecules for islet expansion licensed from the University of California.

We intend to develop these technologies in partnership with large pharmaceutical or biotechnology companies.

Going Concern

The financial statements included elsewhere in this current report on Form 10-K have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows through April 30, 2013, and as of that date our cash position was $3,589 and our current liabilities were $2.5 million. We have incurred net losses of $11.7 million and negative operating cash flows of $3.9 million for the fiscal year ended April 30, 2013. Currently, management has projected that additional cash will be needed to allow us to continue our operations through April 30, 2014. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. During fiscal year ended April 30, 2013, we completed private placements of equity securities for aggregate gross proceeds of $2.0 million. Although we have had success in raising this capital, there cannot be any assurance that this success will continue in future periods which is necessary to fund our future capital requirements, research and operations.

Results of Operations

Fiscal Years Ended April 30, 2013 and 2012

There were no revenues for the fiscal years ended April 30, 2013 and 2012.

During the fiscal year ended April 30, 2013, general and administrative expenses totaled $8.1 million, compared to $1.9 million for the fiscal year ended April 30, 2012. The primary reason for the $6.2 million increase in general and administrative expenses was an increase in: stock-based compensation expense – related parties of $2.4 million; stock-based compensation for consulting services of $2.6 million; travel expenses of $0.3 million; legal and professional fees of $0.5 million; along with general increase in the Company’s activities and operations.

During the fiscal year ended April 30, 2013, research and development expenses totaled $4.1 million, compared to $1.8 million for the fiscal year ended April 30, 2012. In January 2012, the Company entered into a ten year service contract with Progenitor Cell Therapy, LLC ("PCT") for contract research, development, manufacturing, testing and commercialization of its cell-based therapies. During the year ended April 30, 2013, the Company expensed as research and development expense within the consolidated statements of operations, $0.9 million related to this contract. On July 23, 2012, the Company entered into a long-term supply agreement with Spring Point Project, a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. During the year ended April 30, 2013, the Company expensed as research and development expense within the consolidated statements of operations, $1.0 million related to this contract. In addition, the Company issued $0.4 million worth of stock compensation expense for licensing agreements and consulting services that were charged to research and development expense for the year ended April 30, 2013.

During the fiscal year ended April 30, 2013, the Company recognized $0.4 million of other income as payment from a third party in connection with an agreement to indemnify the Company against litigation. During the fiscal year ending April 30, 2012, other expenses totaled $1.3 million, which were primarily comprised of acquisition costs related to the Reverse Merger Transaction.

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

We will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of April 30, 2013, we had $3,589 cash on hand. The Company has no available or negotiated credit facilities with third party lenders.

Operating Activities

During the fiscal years ended April 30, 2013 and 2012, cash used in operating activities was $3.9 million and $2.1 million, respectively. The increase in use of cash is primarily attributable to an increase in our research and development efforts and overall general operating expenses which resulted in a net losses of $11.7 million offset by the accumulation of $2.0 million of payables for delayed payments to our vendors due our cash position and non-cash expenses from the issuance of common stock issued as compensation and for services of $5.6 million.

Financing Activities

During the fiscal year ended April 30, 2013, cash provided by financing activities was $2.0 million compared to $4.0 million during the fiscal year ended April 30, 2012. Of the total net cash provided by financing activities, $1.9 million was from the net proceeds from the private placement of common stock that has both been issued and not been issued at year end.

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

Intangible Assets

Intangible assets represents a patent acquired from a third party, which is recorded at cost and amortized over the remaining life of the patent. Intangible assets also include the purchase of Diakine Therapeutics, Inc. patent portfolio and know-how as in-process research and development. The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Definite lived intangibles are reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended April 30, 2013 and 2012, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

During our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report, management identified the following material weaknesses:

1.	Lack of Internal Audit Function – We lack qualified resources to perform the internal audit functions properly as well as oversight of recording and reporting of information. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

2.	Review of Financial Information and Financial Reporting – We do not have adequate levels of review of financial information necessary to ascertain the accounting for complex transactions as well as review of financial information presented.

3.	Lack of Segregation of Duties – We do not have segregation of duties between recording, authorizing and testing.

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

While the first two steps of our remediation process are ongoing, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize our products (and, therefore, may have sufficient cash flow for hiring sufficient personnel to handle our accounting and reporting functions).

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Mr. John Steel has agreed to advance to the Company up to $160,000 during any fiscal year. In May 2013, Mr. Steel increased his loan to the Company by $17,500 for a total of $27,500. The Company has issued promissory notes to the CEO in the aggregate principal amount of $27,500.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of August 12, 2013 concerning our directors and executive officers:

Name	Age	Position

Joel D. Perlin	67	Vice-President and Director

Richard Egan	61	Chief Financial Officer

John Steel	54	Director

Jonathan Lakey	49	Chief Scientific Officer, Director

John Steel was the Chairman and Chief Executive Officer of the Company at April 30, 2013. Effective July 9, 2013, Mr. Steel resigned as an officer and Chairman of the Company. On July 15, 2013, Mr. Michael Earley was appointed as the Chairman and Chief Executive Officer of the Company. On July 30, 2013, Mr. Earley resigned from his positions at the Company. Dr. Jerry Nadler was a director of the Company at April 30, 2013. He resigned on August 4, 2013.

Joel D. Perlin, age 67, has been the President of H.S. Perlin Co., Inc. since 2002. After his graduation from the San Diego State University in 1969, he began to pursue a career in the gold and rare coin industry. He has since become a renowned professional numismatist and a recognized expert in international gold trade and advisory. Mr. Perlin combines his coin expertise with a keen insight into factors affecting the precious metals trade, resulting in highly successful and lucrative gold investment market trading for his clients. For more than 40 years, he has been instrumental in developing personalized investment portfolios using both rare coins and U.S. gold coins for high net worth investors, corporate pension plans and financially private investors. Mr. Perlin receive his B.S. degree in marketing from the San Diego State University in 1969. We believe that Mr. Perlin's expertise in financial matters based on his extensive experience in international gold trade and advisory positions him well as our director.

Richard Egan, age 61, has been the Chief Financial Officer of Islet Sciences, Inc. since October 2011. Mr. Egan brings twenty five years of finance experience in the software and telecommunications industries. Mr. Egan held the following positions throughout his career: CFO of American Internet Services, LLC (business to business collocation facilities) from July 2008 to December 2009; CFO of QThink, Inc. (integrated circuit design firm) from February 2007 to July 2008; CFO of Global Wireless Entertainment, Inc., dba Skinit.com (internet commerce and licensed content company), from January 2006 to December 2006; CFO of Powernet Global Communications (telecommunications services), from May 2004 to December 2005; CFO and Vice-President of Digineer, Inc. (business intelligence software, custom software development), from 1987 to 2003. Mr. Egan received his B.S. degree in economics from the University of Cincinnati.

John Steel, age 54, was the President and CEO of Islet Sciences, Inc. from June 2010 until July 9, 2013. Mr. Steel brings over twenty years of senior management and investment experience in the healthcare services and biotechnology sector. In 1998, Mr. Steel founded MicroIslet, Inc., the firm that pioneered and developed the technology that comprises Islet Sciences, Inc., and served as its Chairman and Chief Executive Office from September 1998 to 2002. In 2002 MicroIslet, Inc. became public trough a merger with ALD Services, Inc. and Mr. Steel became Chairman and CEO of the public company, in which capacity he served until 2007. From January 1996 to December 1997, Mr. Steel was Chief Executive Officer of AKESIS Pharmaceuticals, Inc., a company that developed a patented treatment for insulin resistance for Type II diabetes. From 1996 to 2007 Mr. Steel served as a director of AKESIS Pharmaceuticals, Inc., which became a public company in December 2004 through a merger with Liberty Mint, Ltd. From January 1987 to June 1990, Mr. Steel served as the Vice President of Defined Benefit Inc., a company he founded in 1986 that provided financial services to health care professionals. After Defined Benefit Inc., Mr. Steel was an active investor and consultant within numerous areas including early-stage biotechnology and device companies through Steel Management. Mr. Steel himself is diagnosed with type 1 diabetes and is actively involved in fund raising for various diabetes research-related charities. Mr. Steel has recently chaired panels regarding the future of diabetes for the California Insurance Commissioner. Mr. Steel is also a noted speaker on the topic of diabetes - including its management, economics, and future opportunities for improvement in therapeutic modalities. Mr. Steel received his M.B.A. degree with an emphasis in finance from the University of Southern California and a Bachelor of Arts degree from Dartmouth College. We believe that Mr. Steel's qualifications and his extensive experience with biotechnology companies developing treatments for diabetes provide a unique perspective for our board.

Dr. Jonathan Lakey, age 49, has had a long history in cell and tissue transplantation with a focus on diabetes and islet transplantation. He has been an associate professor at the Department of Biomedical Engineering, Henry Samueli School of Engineering, University of California, Irvine since 2010, and associate professor at the Department of Surgery, University of California, Irvine since 2008. From 2006 to 2008, Dr. Lakey was the president and chief scientific officer of MicroIslet Inc., a publicly traded company engaged in the development of treatment for diabetes. He is a former Director of the Comprehensive Tissue Bank. His contributions and partnership with Dr. James Shapiro led towards the improvement of islet isolation techniques and the development of the “Edmonton Protocol” for patients with type 1 diabetes, a recognized major advancement in the treatment of diabetes. He has been awarded research grants and awards for diabetes and transplantation research from the Alberta Heritage Foundation for Medical Research (AHFMR), Canadian Diabetes Association and the Juvenile Diabetes Foundation International (JDFI). Dr. Lakey is widely sought after as a speaker in the field of diabetes islet transplantation and regulatory standards of cell and tissue transplantation. He has been widely published with over 250 referred scientific papers, 26 book chapters, submitted over 500 scientific abstracts, and has recently published a technical book on islet isolation. Among his proudest achievements, Dr. Lakey and his team have successfully trained over 40 islet transplant centers worldwide in replicating the Edmonton Protocol, resulting in diabetic patients being freed from exogenous insulin injections. He sits on editorial boards of several diabetes and transplantation journals, reviews manuscripts for several journals, and has served as a Counselor for Cell Transplant Society. He graduated from the University of Alberta (BSc, MSc, PhD) and received postdoctoral training in Indianapolis and Seattle before returning to establish his research program at the University of Alberta. We believe that Dr. Lakey’s qualifications and his extensive scientific experience in the development of treatments for diabetes provide a unique perspective for our board.

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

Name	Form	Date of Reporting Event	Required Filing Date	Date of Filing
Charles Dupont	3	12/30/2011(1)	1/9/2012	Not filed
Charles Rhodes	3	12/30/2011(1)	1/9/2012	Not filed

(1) Date of issuance of shares of the Company’s convertible preferred stock.

ITEM 11.  EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended April 30, 2013 and 2012.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
John Steel, CEO	2013	212,500	1,074,149	15,274	1,301,923
	2012	128,880	205,667	10,132	344,679

Richard Egan, CFO	2013	122,990	280,000	-	402,990
	2012	43,469	5,000	-	48,469

(1)	Mr. Steel resigned as our Chief Executive Officer, President, and Secretary on July 9, 2013.

(2)
Mr. Egan was appointed as our Chief Financial Officer on December 30, 2011. During the fiscal year ended April 30, 2013, Mr. Egan was awarded a stock grant of 200,000 shares, all of which vested on January 31, 2013 valued at $1.40 per share.

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

Mr. Steel resigned as the Chief Executive Officer of the Company effective July 9, 2013.

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

Outstanding Equity Awards at Fiscal Year End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended April 30, 2013:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

John Steel	433,334	(1)	99,667	—	—

(1)
433,334 shares are subject to forfeiture if Mr. Steel's employment with the Company is terminated before October 24, 2013. Mr. Steel’s employment with the Company terminated on July 9, 2013 upon effectiveness of his resignation.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

Director Compensation

The following table reflects the compensation of the directors (other than the named executive officers) including director fees, consulting fees and scientific advisory board fees for the Company’s fiscal year ended April 30, 2013:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Joel D. Perlin(3)	10,000	187,481	-	197,481
Jerry Nadler(3)	52,446	187,481	-	239,927
Jonathan Lakey(3)	198,700	537,481	-	736,181
Richard Franco(4)	5,250	-	70,000	75,250
George Todaro(5)	2,500	173,250	-	175,550
__________________
(1)
The amounts in these columns represent the compensation cost of stock awards granted during the fiscal year ended April 30, 2013, except that these amounts do not include any estimate of forfeitures. The amount recognized for these awards was calculated based on the value of the stock awards at the time of vesting.

(2)
The amounts in these columns represent the compensation cost of warrants to purchase common stock granted during the fiscal year ended April 30, 2013, except that these amounts do not include any estimate of forfeitures. The grant date fair value of option awards granted were determined in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (formerly SFAS123(R) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black-Scholes option-pricing model.

(3)	As of April 30, 2013, Messrs. Perlin, Nadler, and Lakey each earned stock awards of 185,625 shares of common stock.
(4)
Upon his appointment as a director of the Company on August 20, 2012, Mr. Franco was awarded warrants to purchase 300,000 shares of common stock at an exercise price of $2.00 per share. Mr. Franco resigned as a director on March 3, 2013. Warrants to purchase 100,000 shares vested upon issuance and the remainder of the warrants remained unvested and expired upon Mr. Franco’s resignation.

(5)	Dr. George Todaro resigned as a director of the Company on March 13, 2013. As of the date of his resignation, Dr. Todaro earned stock awards of 123,750 shares of common stock.

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

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Officers and Directors

Richard Egan	CFO	250,000	0.4%

John Steel(4)	Director	8,495,002	15.0%

Joel D. Perlin(3)(4)	Vice-President and Director	4,555,000	8.0%

Jonathan Lakey(4)(5)	Director	2,845,000	5.0%

All officers and directors as a group (4 persons named above)		16,145,002	28.4%

5% Securities Holders

Charles Dupont 13740 Nob Avenue Belmar, California 92014		5,710,000	10.1%

Sand Dollar LLC 600 E. Speedway Tucson, Arizona 85705		3,591,729	6.3%
_____________
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 56,715,117 shares of the Company’s common stock outstanding as of August 12, 2013.

(3)	Includes shares and warrants held by entities affiliated with or controlled by Mr. Perlin as follows:

	-	2,000,000 shares held by H.S. Perlin Co., Inc., Defined Benefit Pension Plan
	-	2,001,875 shares of common stock and 120,000 warrants held by The Perlin Family Trust (DTD 12/27/95)

(4)
Includes a stock grant of 495,000 shares of common stock vesting over two years in equal quarterly installments of 61,875 shares at the end of each 90-day period from June 26, 2012 of which a stock grant of 247,500 shares has vested as of the date of this report.

(5)
Includes a stock grant of 300,000 shares of common stock vesting over two years in equal annual installments of 150,000 shares at each anniversary from June 26, 2012 of which a stock grant of 150,000 shares has vested as of the date of this report.

Change in Control

As of the date of this report, there were no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Mr. John Steel, our Director and Chief Executive Officer at April 30, 2013, loaned to ISI an aggregate amount of $27,500 interest free and payable on demand.

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

Director Independence

No member of the Company’s board of directors qualifies as an independent director pursuant to the definition of “independent director” under the Rules of NASDAQ, Marketplace Rule 5605(a)(2).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by the auditors for the Company, for the years ended April 30, 2013 and 2012:

	2013(1)	2012(1)

Audit Fees	$45,750	$30,500
Audit Related Fees	-	-
Tax Fees	14,061	2,667
All Other Fees	8,859	-

(1)	These services were provided by PKF, Certified Public Accountants who were engaged January 26, 2012.

●
Audit Fees. Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of its quarterly financial statements, and for audit services provided in connection with other statutory or regulatory filings.

●	Audit-Related Fees. Represents fees for assurance and other services related to the audit of Company’s financial statements.

●
Tax Fees. Represents fees for professional services provided primarily for tax compliance and advice. These fees include the tax returns for Islet Sciences, Inc., One E-Commerce Corporation and DiaKine Therapeutics, Inc. for multiple periods.

●	All Other Fees. Represents fees for products and services not otherwise included in the categories above.

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15.  EXHIBITS

Number	Description

2.1	Certificate of Merger (1)

2.2	Agreement and Plan of Merger (1)

3.1	Articles of Incorporation of the Company

3.2	Certificate of Amendment to Articles of Incorporation of the Company dated March 30, 1999

3.3	Certificate of Amendment to Articles of Incorporation of the Company dated February 16, 2012

3.4	Amended and Restated By-laws of the Company

4.1	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (1)

4.2	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (1)

4.3	Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (2)

4.4	Form of Warrant (3)

4.5	Form of Warrant issued to NeoStem Inc.

4.6	Specimen of Common Stock Certificate

10.1	Stock Purchase Agreement by and between Islet Sciences, Inc. and John Welch (1)

10.2	Agreement dated January 10, 2012 by and between ISI and Progenitor Cell Therapy (4)

10.3	Share Exchange Agreement dated February 23, 2012 by and among the Company, ISI and DiaKine Therapeutics, Inc. (5)

10.4	Form of Lock-Up Agreement (5)

10.5	Employment Agreement dated March 1, 2012 by and between the Company and John Steel

10.6	Consulting Agreement dated April 1, 2012 by and between the Company and Richard Egan

10.7	Form of Subscription Agreement (3)

10.8	Long-Term Supply Agreement with Spring Point Project (6)

10.9	Separation Agreement and Release dated July 1, 2013 by and between the Company and John Steel (7)

10.10	Consulting Agreement dated July 1, 2013 by and between the Company and John Steel (7)

21.1	List of Subsidiaries

31.1	Certifications of Joel Perlin pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Richard Egan pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes:

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 16, 2012.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 21, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 13, 2012.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 29, 2012.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2012.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Islet Sciences, Inc.

Date: August 13, 2013	By:	/s/ Joel Perlin
Joel Perlin
Vice-President, Director
(principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Joel Perlin	August 13, 2013
Joel Perlin
Vice-President and Director
(Principal Executive officer)

/s/ Richard Egan	August 13, 2013
Richard Egan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ John Steel	August 13, 2012
John Steel, Director

/s/ Jonathan Lakey	August 13, 2013
Jonathan Lakey, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Islet Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Islet Sciences, Inc. and Subsidiaries (A Development Stage Company) (the “Company”) as of April 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for each of the two years then ended, and for the period from May 4, 2010 (Inception) through April 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Islet Sciences, Inc. and Subsidiaries (A Development Stage Company) as of April 30, 2013 and 2012, and the results of its operations and cash flows for each of the two years then ended, and for the period from May 4, 2010 (Inception) through April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception resulting in an accumulated deficit of $17.4 million as of April 30, 2013 and further losses are anticipated in the development of its business that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 12, 2013	/s/ PKF
San Diego, California	PKF
Certified Public Accountants
A Professional Corporation

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,	April 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$3,589	$1,908,532
Prepaid expenses	50,000	-
Advance to related party	2,405	-
Total current assets	55,994	1,908,532
OTHER ASSETS
Intangible assets, net (Note 3)	1,475,788	1,506,192
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,586,895	3,617,299

TOTAL ASSETS	$3,642,889	$5,525,831

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,233,314	$168,578
Accounts payable - related party	-	14,228
Subscribed shares - not issued	96,600	1,124,265
Accrued stock compensation expenses (Note 5)	63,702	1,135,365
Notes payable - related party	11,880	1,442
Derivative liability (Note 4)	58,588	824,875
Total current liabilities	2,464,084	3,268,753

Deferred tax	547,000	547,000
Total liabilities	3,011,084	3,815,753

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding at April 30, 2013 and April 30, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
56,715,117 and 44,584,855 shares issued and outstanding at April 30, 2013 and April 30, 2012, respectively	56,716	44,585
Additional paid-in capital	18,017,392	7,405,197
Deficit accumulated during the developments stage	(17,442,303)	(5,739,704)
Total stockholders' equity	631,805	1,710,078

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,642,889	$5,525,831

See accompanying notes to the consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			For the
			period from
			May 4, 2010
			(Inception) through
	Year ended April 30,		April 30,
	2013	2012	2013
REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	8,058,684	1,888,136	10,366,937
Research and development	4,063,790	1,803,671	6,148,910
Total operating expenses	12,122,474	3,691,807	16,515,847

LOSS FROM OPERATIONS	(12,122,474)	(3,691,807)	(16,515,847)

OTHER INCOME (EXPENSE)
Other income	430,000	-	430,000
Other expenses	-	(1,345,710)	(1,345,710)
Interest expense	(10,125)	(621)	(10,746)
Total other income (expense)	419,875	(1,346,331)	(926,456)

LOSS BEFORE INCOME TAXES	(11,702,599)	(5,038,138)	(17,442,303)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(11,702,599)	$(5,038,138)	$(17,442,303)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.21)	$(0.15)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	54,511,585	33,956,094

See accompanying notes to the consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity/(Deficit)

										Deficit
	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock			Accumulated	Total
	Number		Number		Number		Number		Additional	During the	Stockholders’
	of		of		of		of		Paid-In	Development	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, May 4, 2010	-	$-	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of founders' common stock	-	-	-	-	-	-	13,430,000	13,430	(13,430)	-	-
Issuance of common stock in exchange for intangible asset	-	-	-	-	-	-	3,000,000	3,000	197,000	-	200,000
Issuance of common stock to reduce accounts payable – related party	-	-	-	-	-	-	100,000	100	9,900	-	10,000
Conversion of debt and accrued interest into common stock	-	-	-	-	-	-	3,591,729	3,592	353,408	-	357,000
Stock-based compensation	-	-	-	-	-	-	-	-	7,031	-	7,031
Issuance of common stock for services	-	-	-	-	-	-	1,200,000	1,200	118,800	-	120,000
Net loss	-	-	-	-	-	-	-	-	-	(701,566)	(701,566)
Balance, April 30, 2011	-	-	-	-	-	-	21,321,729	21,322	672,709	(701,566)	(7,535)

Sale of common stock at $0.10/share	-	-	-	-	-	-	8,090,000	8,090	780,910	-	789,000
Issuance of common stock for services	-	-	-	-	-	-	4,931,668	4,932	488,236	-	493,168
Sale of common stock at $0.12/share	-	-	-	-	-	-	2,474,997	2,475	287,525	-	290,000
Issuance of common stock for purchase consideration in reverse merger	-	-	-	-	-	-	1,187,476	1,187	533,178	-	534,365
Conversion of shares during merger	-	-	38,006	38	-	-	(38,005,870)	(38,006)	37,968	-	-
Assumption of One E Commerce Shares upon reverse merger	-	-	-	-	-	-	187,063	187	(187)	-	-
Sale of preferred A shares at $450/share	1,173	1	-	-	-	-	-	-	464,638	-	464,640
Purchase of Diakine with shares	-	-	-	-	200,000	200	100,000	100	2,829,523	-	2,829,823
Conversion of shares upon completion of merger with One E Commerce	(1,173)	(1)	(38,006)	(38)	-	-	39,178,870	39,179	(39,140)	-	-
Automatic conversion of shares	-	-	-	-	(200,000)	(200)	2,000,000	2,000	(1,800)	-	-
Sale of common stock at $0.45/share	-	-	-	-	-	-	3,118,922	3,119	1,346,876	-	1,349,995
Stock-based compensation	-	-	-	-	-	-	-	-	4,761	-	4,761
Net loss	-	-	-	-	-	-	-	-		(5,038,138)	(5,038,138)
Balance, April 30, 2012	-	-	-	-	-	-	44,584,855	44,585	7,405,197	(5,739,704)	1,710,078

Sale of common stock at $0.45 a share	-	-	-	-	-	-	7,041,667	7,042	3,008,405	-	3,015,447
Issuance of common shares for services	-	-	-	-	-	-	4,563,855	4,564	6,685,689	-	6,690,253
Issuance for common stock for purchase consideration in reverse merger and settlement of litigation	-	-	-	-	-	-	524,740	525	734,112	-	734,637
Issuance of warrants for services	-	-	-	-	-	-			183,989	-	183,989
Net loss	-	-	-	-	-	-	-	-	-	(11,702,599)	(11,702,599)
Balance, April 30, 2013	-	$-	-	$-	-	$-	56,715,117	$56,716	$18,017,392	$(17,442,303)	$631,805

See accompanying notes to the consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			period from
			May 4, 2010
			(Inception) through
	Year ended April 30,		April 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(11,702,599)	$(5,038,138)	$(17,442,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for acquisition of One E-Commerce Corporation	-	534,365	534,365
Equity issued for payment of accounts payable - related party	-	-	10,000
Stock based compensation for services and other	5,635,053	497,929	6,163,412
Derivative liabilities	72,174	824,875	897,049
Amortization of intangible asset	30,404	30,404	91,212
Accrued stock compensation expenses	63,702	1,135,365	1,199,067
Change in operating assets and liabilities:
Advances to related party	(2,405)	6,700	(2,405)
Prepaid expense	(50,000)	-	(50,000)
Accounts payable	2,064,736	53,433	2,153,762
Accounts payable - related party	(14,228)	(127,300)	(20,000)

Net cash used in operating activities	(3,903,163)	(2,082,367)	(6,465,841)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	1,891,182	2,893,633	4,597,416
Subscribed shares - not issued	96,600	1,124,265	1,504,865
Proceeds from notes payable - related party	13,500	-	400,500
Payments on notes payable - related party	(3,062)	(30,289)	(33,351)

Net cash provided by financing activities	1,998,220	3,987,609	6,469,430

Net (decrease) increase in cash	(1,904,943)	1,905,242	3,589

Cash at beginning period	1,908,532	3,290	-

Cash at end period	$3,589	$1,908,532	$3,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$1,135,365	$-	$1,135,365
Shares issued for settlement of derivative liabilities	$838,461	$-	$838,461
Shares issued for issuance of subscribed shares – not issued	$1,124,265	$-	$1,408,265
Shares issued for acquisition of Diakine Therapeutics, Inc.	$-	$2,829,823	$2,829,823
Net liabilities assumed in acquisition of Diakine Theapeutics, Inc.	$-	$101,284	$101,284
Deferred income tax liability and goodwill associated with the acquisition of Diakine Therapeutics, Inc.	$-	$547,000	$547,000
Common stock issued in exchange for convertible notes	$-	$-	$357,000
Common stock issued in exchange for intangible asset	$-	$-	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$-	$10,000

See accompanying notes to the consolidated financial statements

ISLET SCIENCES, INC. AND SUBSIDIARIES
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

Islet Sciences was incorporated under the name One E-Commerce Corporation on September 14, 1994 in the State of Nevada. Effective February 23, 2012, the Company changed its name to Islet Sciences, Inc. On March 14, 2012, Islet Sciences acquired DiaKine Therapeutics, Inc., a Delaware corporation (“DTI”). Islet Sciences together with its subsidiaries, Islet Sciences Inc., a Delaware corporation (“ISI”), and DTI are referred to as the Company.

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  Since inception, the Company has incurred operating losses of $17,442,303 and has had negative operating cash flows of $6,465,841. As of April 30, 2013, the Company had cash of $3,589. Further, the Company has incurred net losses of $11,702,599 and negative operating cash flows of $3,903,163 for the fiscal year ended April 30, 2013. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On December 30, 2011, ONCE, Inc., a Delaware corporation wholly-owned by the Company (the “Merger Sub”), ISI and Islet Sciences consummated the Reverse Merger Transaction, whereby the Merger Sub was merged with and into ISI, and the holders of common stock of ISI received an aggregate of 38,005.87 shares of Islet Sciences’ Series B preferred stock, $0.001 par value per share (“Series B Preferred”) in exchange for the cancellation of all of the shares of common stock of ISI formerly owned by them, and the holders of Series A preferred stock of ISI received an aggregate of 1,173 shares of the Series A preferred stock, $0.001 par value per share (“Series A Preferred”) in exchange for the cancellation of all of the shares of Series A preferred stock of ISI formerly owned by them. The issuance of Series A and B Preferred, with each share of preferred stock having voting rights equal to 1,000 shares of the Company’s common stock, resulted in ISI’s shareholders having obtained control of the combined Company. ISI is deemed to be the accounting acquirer (legal acquiree) and One E-Commerce Corporation to be the accounting acquiree (legal acquirer). The financial statements before the date of the Reverse Merger Transaction are those of ISI with the results of the Company being consolidated from the date of the Reverse Merger Transaction. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, ISI treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $1,345,710 for the Company, consisting of $250,000 paid in cash and $1,095,710 paid in the form of common stock, was recorded as another expense item in the accompanying consolidated statements of operations during the year ended April 30, 2012. Effective February 23, 2012, Islet Sciences completed a 1-for-45 reverse stock split of its issued and outstanding common stock. Upon effectiveness of the reverse stock split, all outstanding shares of Series A Preferred and Series B Preferred were converted into common shares based on their respective conversion ratios. In connection with the closing of the Reverse Merger Transaction, ISI agreed to cancel the shares and the outstanding notes of One E-Commerce Corporation purchased from Mr. Welch, and the interest accrued thereon effective upon the effectiveness of the reverse stock split.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All shares and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

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

Emerging Growth Company

The Company is an “emerging growth company” and  has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Reclassifications

Certain prior year balances and account groupings have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets, the valuation of intangible assets and goodwill, the valuation of common stock, warrants and stock options and the valuation of deferred tax assets. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash balances at a credit-worthy financial institution and management believes the risk of loss of cash balances to be low. All cash balances are fully insured.

Intangible Assets

Intangible assets represent a patent acquired from a third party, which is recorded at cost and amortized over the remaining life of the patent.  Intangible assets also include the purchase of DiaKine Therapeutics, Inc. patent portfolio and know-how as in-process research and development (“IPR&D”). IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Definite lived intangibles are reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment (FASB ASC 360).

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in business acquisitions. Goodwill is reviewed at least annually for impairment in the fourth quarter of the fiscal year, at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. Such indicators would include a significant reduction in the Company’s market capitalization, a decrease in operating results or a deterioration in the Company’s consolidated financial position.

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

At April 30, 2013, 2,275,625 unvested shares of restricted common stock and warrants to exercise 6,366,794 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. At April 30, 2012, 1,116,668 unvested shares of restricted common stock and warrants to exercise 2,145,961 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive

Fair Value of Financial Instruments

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

Stock Based Compensation

Stock awards

FASB ASC 718, Compensation-Stock Compensation (FASB ASC 718), requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the consolidated statement of operations over the requisite service period. Under FASB ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each stock award is estimated on the date of grant using the then available price of shares that have most recently been traded or sold through a private offering and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees". The Company has not issued any stock options.

Warrants

Warrants granted to service providers are normally valued at the fair value of the instrument on the date of the grant (grant date) and are recognized in the consolidated statement of operations over the requisite service period or when they vest. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Black-Scholes Method. Warrants issued in connection with capital raises are normally valued at the fair value of the instrument on the date of the grant (grant date) and valued for disclosure purposes if they meet all the criteria under FASB ASC 718. The Company values these warrant using the Black-Scholes Method as well. As allowed by FASB ASC 718, for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of three companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation.

The Company used the following assumptions in valuing the warrants issued:

	April 30, 2013	April 30, 2012
Price per share of common stock	$0.45 - $1.40	$0.45 - $1.40
Exercise price per share	$0.45 - $2.00	$1.00
Expected volatility	80.0 - 102.7%	80.0 - 90.0%
Risk-free interest rate	0.65 - 1.30%	0.82 - 1.12%
Dividend yield	-	-

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

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FASB ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FASB ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.  As of April 30, 2013 and 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

Segment Reporting

The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Recent Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective May 1, 2012. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), including changes in AOCI balances by component and significant items reclassified out of AOCI. This guidance does not amend any existing requirements for reporting net income or AOCI in the financial statements. The Company will adopt this standard in fiscal year 2014. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance issued amendments to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or group of assets within a foreign entity. The Company will adopt this standard in fiscal year 2015. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

Other Income

In the year ended April 30, 2013, the Company received an indemnification payment of $430,000 from a third party in connection with an agreement to indemnify the Company against litigation and other expenses incurred in connection with certain litigation.

NOTE 3.  INTANGIBLE ASSETS AND GOODWILL

On May 4, 2010, the Company was assigned the intellectual property rights for a patent that was issued on December 1, 1999. The rights to this patent were purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 and then assigned to ISI in exchange for the issuance of 3,000,000 shares of common stock.

On March 14, 2012, the Company acquired the IPR&D from DiaKine Therapeutics, Inc. As of April 30, 2013, the $1.3 million of acquired IPR&D is classified as indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill. Initially, the residual purchase price of $1,564,107 was recorded as goodwill related to the acquisition of DTI. However, none of the goodwill recognized or amortization of the IPR&D acquired is expected to be deductible for income tax purposes. Accordingly, in conjunction with the valuation of intangible assets acquired, it was determined that a deferred income tax liability of $547,000 was required to reflect the book to tax differences of the acquisition. This same amount was added to the goodwill balance. The Company performed its annual impairment test of goodwill during the fiscal fourth quarter using an analysis of the present value of future discounted cash flows for its valuation. The Company evaluated its goodwill for impairment during the year ended April 30, 2013 and determined that the fair value of the reporting unit is in excess of its carrying value including goodwill.

The following is a summary of goodwill and intangible assets for the years ended April 30, 2013 and 2012:

	April 30, 2013			April 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangibles:
Patents	$200,000	$(91,212)	$108,788	$200,000	$(60,808)	$139,192
In-process technology	1,367,000	-	1,367,000	1,367,000	-	1,367,000

Subtotal of identifiable intangibles	1,567,000	$(91,212)	1,475,788	1,567,000	$(60,808)	1,506,192
Goodwill	2,111,107	-	2,111,107	2,111,107	-	2,111,107

Total goodwill and intangibles	$3,678,107	$(91,212)	$3,586,895	$3,678,107	$(60,808)	$3,617,299

The patent is being amortized based on the remaining life of the patent, which was 6.5 years at May 4, 2010, the date of assignment.  For the years ending April 30, 2013 and 2012, the amount amortized to expense was $30,404 per year.  The Company expects to amortize $30,404 each of the next three fiscal years with the remaining balance amortized in 2017.

NOTE 4.  DERIVATIVE LIABILITY

The Company has one agreement for which it accounts for in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the consolidated balance sheet. The Company determined that this agreement is ineligible for equity classification as a result of the anti-dilution provision.

The Company entered into a research and manufacturing contract with Progenitor Cell Therapy (“PCT”), a wholly owned subsidiary of NeoStem, Inc. (“NeoStem”), whereby the Company has committed to issue shares for no consideration so that PCT’s ownership is not less than 1% of outstanding shares on a fully diluted basis through December 31, 2013. The derivative was valued at approximately $264,000 at the time of issuance and recorded to the consolidated statement of operations. During the year ended April 30, 2013, the Company has issued 223,771 shares of common stock, valued at approximately $313,000, to satisfy its obligation to PCT. During the year ended April 30, 2012, no shares were issued to satisfy its obligation to PCT.  These costs are included in research and development expense in the accompanying consolidated statements of operations. The fair market value of the remaining derivative as of April 30, 2013, using the below assumptions, was approximately $59,000.

The derivative liability was valued using the Monte Carlo Simulation method with the following assumptions:

	April 30, 2013	April 30, 2012
Value price per share of common stock	$0.23	$1.40
Expected volatility	60.0%	80.0%
Risk-free interest rate	0.09%	0.24%
Dividend yield	-	-
Floor price	$0.23	$0.87
Remaining expected term of underlying securities (years)	0.67	1.66

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo Simulation method, as well as the probability of the conditional exercise feature.

NOTE 5.  STOCKHOLDERS’ EQUITY

As of April 30, 2013, the Company had 10,000,000 authorized shares of preferred stock, par value $0.001 per share; no shares were issued and outstanding at April 30, 2013 and 2012.  Shares of Series A and Series B preferred stock issued at the closing of the Reverse Merger Transaction were automatically converted, upon the effectiveness of the reverse split on February 23, 2012, into common stock at a conversion rate of one thousands shares of common stock for one share of preferred stock. In February 2012, the Board of Directors of the Company adopted resolutions providing for the designation of Series C Preferred stock at $0.001 par value.  Shares of Series C preferred stock issued at the closing of the DTI acquisition were converted on April 26, 2012 into common stock at a conversion rate of ten shares of common stock for one share of preferred stock. At the conversion of all issued and outstanding shares of Series A, Series B and Series C preferred stock, designations of all three series of preferred stock were cancelled.

As of April 30, 2013, the Company had 100,000,000 authorized shares of common stock, par value $0.001 per share. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. Holders of common stock are entitled to receive dividends ratably, if any, as may be declared by the Board of Directors out of legally available funds, subject to any preferential dividend rights of any outstanding preferred stock. Upon liquidation, dissolution or winding up, the holders of common stock are entitled to receive ratably net assets available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are fully paid and non-assessable. The rights, preferences and privileges of holders of the common stock are subject to, and may be adversely affected by, the rights of holders of shares of any series of preferred stock.

Grants

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

In May 2010, the Company issued a convertible note payable to an investor, in the amount of $357,000.  In September 2010, the note payable was converted to 3,591,729 shares of common stock.

In July 2010, a Scientific Advisor Board member, and in October 2010, the CFO, received a restricted stock grant of 100,000 shares of common stock for services provided to the Company.  The shares vest 50% on the first anniversary of the date of the agreement and the remaining shares vest on the second anniversary of the date of the agreement. For the years ended April 30, 2012 and 2011, the Company recognized stock-based compensation expense of $7,031, and $4,761, respectively. The shares were issued during the year ended April 30, 2012. The share price of the shares issued was valued at $0.10 per share, which equated to the then share price of common stock being sold to other investors.

In March 2011, as part of a consultant agreement for consulting services to be provided for a one year period, the Company issued 1,200,000 shares of common stock.  The common shares were valued at $120,000 at the grant date, and were fully expensed as stock-based compensation upon issuance as the shares were not subject to forfeiture. The share price of the shares issued was valued at $0.10 per share, which equated to the then share price of common stock being sold to other investors.

In April 2011, the Company converted an accounts payable balance with a related party in the amount of $10,000 into 100,000 shares of common stock.

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

In October 2011, the Company granted Mr. John Steel, the Company’s CEO, 1,190,000 shares of common stock, for the services that he has provided in previous periods as part of his employment agreement; 866,668 shares of common stock, as a signing bonus as part of his employment agreement; and 866,668 shares of common stock, as a deferred stock compensation with a vesting schedule of 50% on the first anniversary date and 50% on the second anniversary date.  The total number of shares issued was 2,056,668 and were valued at $205,667 at the grant date, and was expensed ratably over the corresponding service period.  The share price of the shares issued was valued at $0.10 per share, which equated to the then share price of shares being sold to other investors. The Company has agreed to issue Mr. Steel and additional 200,000 of common shares upon the completion of the contemplated DiaKine Therapeutics, Inc. acquisition.  For the year ending April 30, 2012, the Company accrued $280,000 as a stock-based compensation expense related to the 200,000 shares which were to be granted as the result of the DiaKine Therapeutics, Inc. purchase. The shares were valued at $1.40 per share based on the valuation performed at the acquisition date and were issued during the year ended April 30, 2013.

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

In October 2011, the Board of Directors allocated 400,000 shares of common stock for future issuance to members of the Company’s Scientific Advisory Board once Scientific Advisory Board members have been selected, other than Dr. Lakey. The members of the Scientific Advisory Board will have a term of two years.

In December 2011, the Company consummated a private placement of its preferred stock to certain accredited investors whereby the Company issued 1,173 shares of Series A preferred stock for cash at a purchase price of $450 per share for total net proceeds of $464,640.  Originally, the shares sold were those of ISI’s Series A preferred stock, which were ultimately converted into common stock of Islet Sciences as a result of the Reverse Merger Transaction and following the reverse stock split of Islet Sciences’ common stock. In conjunction with the issuance of preferred stock, each share of issued preferred stock included the right to receive a warrant to purchase 500 shares of common stock of Islet Sciences at a price of $1.00 per share upon conversion of the preferred stock.  The warrants were valued at approximately $147,000 based on the assumptions used in Note 2.

As per the DTI acquisition agreement, the Company was required to issue to Mr. John Welch shares of common stock representing 3% of the outstanding shares, after giving effect to the issuance of shares of common stock in the financing. On December 30, 2011, the Company issued 1,187,476 shares of common stock valued at $534,365 and was included in other expenses. During the year ended April 30, 2012, the Company computed the remaining number of shares issuable under the anti-dilutive provision of the contract in the amount of 375,398 shares, valued at $525,557 and are included as derivative liabilities in the consolidated balance sheets. The shares were valued at $1.40 per common share based on the stock valuation performed at the acquisition date. On June 6, 2012, the Company issued 375,398 shares of common stock to John Welch pursuant to the DTI acquisition.

On March 14, 2012, in exchange for all issued and outstanding stock of DTI, the Company issued to DTI shareholders 200,000 shares of Series C Preferred Stock with each share of preferred stock convertible into ten shares of the Company’s common stock. The Company also issued 100,000 shares of its common stock as part of the acquisition. On April 24, 2012, the Company issued a total of 2,000,000 shares of common stock to holders of 200,000 shares Series C Preferred Stock upon conversion of Series C Preferred Stock.

In March and April of 2012, the Company consummated a private placement of its common stock at a per share price of $0.45 pursuant to a series of subscription agreements with a number of accredited investors including one of the Company’s directors. The investors in the private placement were also issued, for no additional consideration, warrants to purchase shares of the Company’s common stock. The warrants granted the subscribers the right to purchase a number of shares of common stock, par value $.001 per share, of the Company’s common stock equal to fifty percent (50%) of the number of shares of common stock subscribed for.  The warrants will have an initial exercise price equal to $1.00 per share and shall be exercisable for a five year period. The warrants were valued at approximately $392,000 based on the assumptions used in Note 2. As of April 30, 2012, 3,118,922 shares of common stock and 1,559,461 warrants were issued for total net proceeds of $1,349,995. For the remaining shares of common stock and warrants which had not yet been issued, the Company recorded the proceeds, which amounted to $1,124,265, as a subscribed shares not issued liability on the accompanying consolidated balance sheets at April 30, 2012. These shares were subsequently issued in May 2012 and were part of additional capital raises on May 2, 2012 and May 9, 2012 below.

On April 1, 2012, as compensation for future services, the CFO was awarded a grant 150,000 shares of the common stock which shall be subject to forfeiture if his consulting engagement is terminated before January 31, 2013. These shares vested during the year ended April 30, 2013 and were valued at $210,000, which was based on a previous appraisal at a share price of $1.40 and were included as general and administrative expenses in the consolidated statements of operations for the year ended April 30, 2013.

In May 2, 2012, the Company issued an aggregate of 4,552,222 shares of common stock at $0.45 per share and warrants to purchase 2,276,111 shares of common stock at an exercise price of $1.00 per share in connection with two closings of the private placement of its common stock of $2,048,500 that occurred in April 2012. The warrants were valued at approximately $492,000 based on the assumptions used in Note 2.

On May 9, 2012, the Company consummated a private placement of an aggregate of 1,711,667 shares its common stock at a per share price of $0.45, for gross proceeds of $770,250 pursuant to a series of subscription agreements with a number of accredited investors. The investors in the private placement were also issued for no additional consideration, warrants to purchase 855,833 shares of common stock at an exercise price of $1.00 per share. The warrants were valued at approximately $185,000 based on the assumptions used in Note 2.

In May 2012, the Company, entered into a license agreement with the Yale University (“Yale”). As part of this agreement, the Company issued 20,000 shares of its common stock valued at $28,000 which is included in the consolidated statement of operations for the year ended April 30, 2013.

On May 23, 2012, the Company issued a total of 270,000 shares of common stock as compensation to its employee and consultants valued at $378,000 of which 200,000 shares (or $280,000) were accrued as of April 30, 2012. The shares issued were valued using a previous appraisal of $1.40 per share.

On June 21, 2012, the Company consummated a private placement of an aggregate of 717,778 shares of common stock at a per share price of $0.45, for gross proceeds of $323,000 pursuant to a series of subscription agreements with a number of accredited investors. The investors in the private placement were also issued for no additional consideration warrants to purchase 358,889 shares of common stock at an exercise price of $1.00 per share. The warrants were valued at approximately $78,000 based on the assumptions used in Note 2.

During the year ended April 30, 2013, the Company initially issued 400,000 shares as part of its agreement with PCT along with a warrant to purchase 350,000 shares at an exercise price of $1.00 per share. This initial issuance was valued at approximately $855,000 and accrued at April 30, 2012. In addition and as part of the anti-dilution provision, the Company issued an additional 223,771 shares of common stock to maintain PCT’s 1% ownership of the Company. These additional issuances were valued at an earlier appraisal of $1.40 per share or approximately $314,000.

In August 2012, the Company agreed to assume certain liabilities in connection with claims and liens on certain patents acquired for approximately $17,000 in cash and issued 144,342 shares of its common stock. The shares issued were valued using a previous appraisal of $1.40 per share or approximately $202,000. These costs have been expensed to general and administrative expenses during the year ended April 30, 2013.

In August 2012, the Company issued 1,750,000 shares of its common stock to one of its placement agent pursuant to an agreement dated as of April 21, 2011, as amended on June 29, 2012. The initial performance conditions in the agreement were not met by the placement agent, however, both parties agreed to settle and amend the agreement by issuing a total of 1,750,000 shares of the Company’s common stock to the placement agent. These shares were issued and the expense in the amount of $2,450,000 during the year ended April 30, 2013, which was based on a share price of $1.40 based on a stock valuation performed, is included as general and administrative expense in the consolidated statements of operations for the year ended April 30, 2013.

In August of 2012, the Company issued 3,000 shares of common stock to The Regents of the University of California as part of an exclusive licensing agreement.  The Company valued these shares at approximately $4,200 and included the cost as research and development expense within the consolidated statements of operations for the year ended April 30, 2013.

In August 2012, the Company issued 60,000 shares of common stock that were previously designated as subscribed shares – not issued. The Company initially received proceeds of approximately $27,000 in December 2011. The investor was also issued for no additional consideration, a warrant to purchase 30,000 shares of common stock at an exercise price of $1.00 per share. The warrant was valued at approximately $6,000 based on the assumptions used in Note 2.

In September 2012, the Company issued an aggregate of 309,375 shares of its common stock to members of the Board of Directors which were considered to be vested. The Company valued these shares based on an earlier appraisal of $1.40 per share or approximately $433,000, and included the costs as general and administrative expenses within the consolidated statements of operations for the year ended April 30, 2013.

In October 15, 2012, the Board of Directors approved a grant of 250,000 shares of common stock to Dr. Jonathon Lakey for his role in the ongoing process with Yale University, PCT, and Spring Point Project which vested on January 31, 2013.  These shares were issued and the expense in the amount of $350,000, which was based on a previous appraisal at a share price of $1.40, is included as research and development expenses in the consolidated statements of operations for the year ended April 30, 2013.

On October 19, 2012, the Company issued 375,000 shares of its common stock to a consultant to provide financial services.  The shares are not subject to any vesting conditions or forfeiture.  These shares were issued in the amount of $525,000, which was based on a previous appraisal at a share price of $1.40 and is included as general and administrative expenses in the consolidated statements of operations for the year ended April 30, 2013.

On November 21, 2012, the Company issued 20,000 shares of common stock to Winthrop University Hospital as part of the agreement to license certain patents and technology. These shares were valued at an earlier appraisal of $1.40 per share or $28,000. The Company accounted for these costs as research and development expenses within the consolidated statements of operations for the year ended April 30, 2013.

On December 19, 2012, the Company issued a total of 433,334 shares of common stock as compensation to its CEO, John Steel, valued at $606,667 based on a previous appraisal at a share price of $1.40 and included in general and administrative expenses within the consolidated statements of operations for the year ended April 30, 2013.

On December 26, 2012, an aggregate of 309,375 shares of its common stock issuable to members of the Board of Directors fully vested. These shares were issued during the year ended April 30, 2013 in the amount of approximately $433,000, which was based on a previous appraisal at a share price of $1.40 and is included as general and administrative expenses in the consolidated statements of operations for the year ended April 30, 2013.

On January 25, 2013, the Company issued 30,000 shares to a consultant to provide investor relations services.  The shares are not subject to any vesting conditions or forfeiture.  These shares were expensed at a value of $44,000.  An additional $4,000 was accrued for the balance of the amount due under this agreement. A total of $48,000 is included in general and administrative expenses within the consolidated statements of operations for these services for the year ended April 30, 2013.

On January 28, 2013, the Company received net proceeds of $96,600 for the sale of 70,000 shares of common stock at $1.40 per share as part of a private offering.  The Company has not issued these shares as of April 30, 2013, and has recorded these proceeds as subscribed shares not issued.

On February 5, 2013, the Company issued 20,000 shares of common stock to certain related parties (Jerry L. Nadler, David Taylor-Fishwick, Anca Dobrian and Swarup Chalrabarti - “12LO Licensors”) as part of an exclusive licensing agreement.  The Company valued these shares using a previous appraisal of $1.40 per share or $28,000 and included the cost as research and development expense within the consolidated statements of operations for the year ended April 30, 2013.

On March 19, 2013, an aggregate of 247,500 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the April 30, 2013 share price of $0.23 per share, or $56,925, and recorded it to accrued expense until the common stock is issued. The Company has included the costs as general and administrative expenses within the consolidated statements of operations for the year ended April 30, 2013.

On April 1, 2013, the Company issued 5,000 shares of common stock to Southridge Partners II. LLP as part of a settlement agreement dated April 1, 2013 regarding an investment made by Southridge Partners II, LLP in the Company.   The Company valued these shares at $7,000 which was based on a previous appraisal at a share price of $1.40 and is included as general and administrative expenses in the consolidated statements of operations for the year ended April 30, 2013.

Warrants

In June 2012, the Company, as part of its agreement with third party consultants, issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.45 per share. These issuances were valued at approximately $51,000 based on assumptions disclosed in Note 2 and they are included in general and administrative expense within the consolidated statements of operations for the year ended April 30, 2013.

In August 2012, the Company issued to one of its Directors a warrant to purchase 300,000 shares of its common stock at $2.00 per share, of which, 100,000 shares can be purchased immediately upon issuance of this warrant with the balance of becoming exercisable in two equal installments at the first and second anniversary of the date of his election to the board.  The Company valued the fully exercisable warrant at $70,000 based on assumptions disclosed in Note 2 and are included in general and administrative expense within the consolidated statements of operations for the year ended April 30, 2013.

In November 2012, the Company, as part of its agreement with third party consultants, issued a warrant to purchase 65,000 shares of common stock at an exercise price of $2.00 per share.  The Company valued the fully exercisable warrant at approximately $63,000 based on the assumptions disclosed in Note 2 which is included in general and administrative expense within the consolidated statements of operations for the year ended April 30, 2013.

The following table summarizes information regarding the warrants outstanding as of April 30, 2013 and 2012:

	Number of Warrants	Weighted Average Exercise Price	Expiry Dates
Warrants at April 30, 2011	-	$-	n/a
Granted	2,145,961	$1.00	February 2017 to March 2017
Expired	-	$-	n/a
Warrants at April 30, 2012	2,145,961	$1.00	February 2017 to March 2017
Granted	4,420,833	$1.08	April 2017 to January 30, 2018
Expired	(200,000)	$2.00	August 20, 2017
Warrants at April 30, 2012	6,366,794	$1.02	February 2017 to January 30, 2018

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contracts

On January 10, 2012, the Company entered into an agreement with PCT, which was amended by an agreement dated May 15, 2012 by and between the Company and NeoStem, PCT’s parent company. Under the agreements, PCT will be providing the protocols, procedures, systems, equipment, testing, quality controls, and manufacturing and distribution services to support the development and commercialization of the Company’s encapsulated porcine islet cells for the treatment of diabetes. As compensation for the services of PCT, the Company agreed to pay to PCT a non-refundable monthly fee of $63,000 and a non-refundable monthly charge of between $33,000 and $54,000. NeoStem was entitled to receive shares and warrants of the Company’s common stock (see Note 4), as well as additional shares for no consideration so that NeoStem’s ownership is not less than 1% of outstanding shares on a fully diluted basis. PCT has the right for a period of ten years to be the exclusive manufacturer of any product involved in the services to be provided under the agreement. With respect to commercial production of such products, PCT will be entitled to a royalty of 2.85% of gross sales and 5% of any sublicensing fees, royalties, milestone fees or profit sharing payments. During the year ended April 30, 2013, the Company expensed as research and development expense within the consolidated statements of operations of approximately $936,000 related to this contract.

On February 7, 2013, the Company sent to NeoStem a termination letter, terminating the agreement with Progenitor Cell Therapy, Inc. dated January 10, 2012.  The Company and NeoStem are in negotiations on terms of the termination.

On July 23, 2012, the Company entered into a long-term supply agreement with Spring Point Project, a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. Regardless of the number of pigs supplied under this agreement, the Company is obligated to pay $100,000 for each month of this agreement, plus an initial and one time facility setup fees of $25,000, and to pay certain milestones royalties by issuing warrants exercisable into an aggregate of 300,000 shares of common stock. The initial term of the agreement is for two years with an automatic renewal for one additional year, unless terminated prior to the renewal period. It can be terminated by either party if either party defaults on its obligations under the agreement and fails to cure such default within 90 days. During the year ended April 30, 2013, the Company expensed as research and development expense within the consolidated statements of operations of approximately $971,000 related to this contract.

The Company is currently in default regarding its payment obligations under the foregoing supply contracts.

Licenses

On May 2, 2012, the Company, entered into a license agreement with the Yale University. Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. The agreement can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Yale under the agreement.  During the year ended April 30, 2013, the Company expensed as research and development expense within the consolidated statements of operations of approximately $144,000 related to this contract.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Winthrop if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Winthrop under the agreement. During the year ended April 30, 2013, the Company expensed as research and development expense within the consolidated statements of operations of $200,000 related to this contract.

In August 2012, the Company entered into an agreement with the Regents of the University of California (“UCI”), whereby UCI will provide work dealing with small molecule mediated porcine islet proliferation. Work under this agreement will be performed for a period of six months with an estimated cost of $23,100. The Company has continued to work with UCI on a month to month basis. During the year ended April 30, 2013, the Company expensed as research and development expense within the consolidated statements of operations of $276,000 related to this contract.

The Company is currently in default regarding its payment obligations under the foregoing license and research agreements.

On February 5, 2013, the Company entered into an exclusive license agreement with certain related parties, 12LO Licensors, to use screening inhibitors for a $10,000, an non-refundable royalty payment (plus a $10,000 annual renewal fee) and issuing 20,000 shares of the Company’s common stock, and to pay certain milestones royalties by issuing an aggregate of 100,000 shares of the Company’s common stock. The Company also agreed to pay to 12LO Licensors a royalty of 5% of net sales. The agreement can be terminated by the third party if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the third party. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due under the agreement.

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

In July 2012, a complaint was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders are baseless. The complaint seeks monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. The complaint filed in Utah has been dismissed without prejudice. On April 18, 2013, the Company, the plaintiffs and certain other parties thereto entered into a settlement agreement. Because of a subsequent failure of certain parties to the settlement agreement other than the Company to fulfill their obligations thereunder, the settlement has not been completed and as a result, the plaintiffs withdrew from it. On July 3, 2013, the plaintiffs filed an amended complaint in the United States District Court for the District of Utah, Central Division. Management believes the plaintiffs’ claims to be without merit and intends to vigorously defend against this action.

NOTE 7. RELATED PARTY TRANSACTIONS NOT INCLUDED ELSEWHERE

The Company’s CEO has agreed to advance to the Company up to $160,000 during any fiscal year.  During the year ended April 30, 2013, the Company borrowed $10,000 from its CEO and issued a promissory note.

NOTE 8.  INCOME TAXES

As of April 30, 2013 and 2012, the Company’s net deferred tax assets were as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,133,500	$1,473,900
Derivative liability	23,300	328,600
Accrued expenses	44,500	452,300
Depreciation and amortization	19,600	15,700
Research and development credits	428,200	74,600
Total deferred tax assets	6,649,100	2,345,100

Valuation allowance	(6,649,100)	(2,345,100)

Deferred tax liabilities – intangible assets	(547,000)	(547,000)

Net deferred tax liability	$(547,000)	$(547,000)

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

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations. The valuation allowance increased by $4,304,000 and $2,048,100 for the years ended April 30, 2013 and 2012, respectively.

As of April 30, 2013, the Company had net operating loss carry forwards for Federal and state income tax purposes of approximately $15,368,000 and $15,572,000, respectively. These Federal and state net operating loss carry forwards will begin to expire in 2031. The Company had research and development credits carry forwards for Federal and state income tax purposes of approximately $318,000 and $110,000, respectively. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carry forward could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. This analysis has not been performed as of April 30, 2013. Currently, the 2010 through 2012 tax years are open and subject to examination.

The provision for income taxes differs from the amount computed by applying the US statutory Federal income tax rate of 34% to income before income taxes. The reconciliation of statutory and effective taxes for the years ended April 30, 2013 and 2012 are presented below:

	2013	2012

Provision computed at statutory rate	$(3,929,000)	$(1,713,000)
State income tax, net of Federal tax benefit	(674,000)	(294,000)
Research and development credit	(325,000)	(50,000)
Change in valuation allowance	4,304,000	2,048,100
Permanent differences	625,000	5,000
Other	(1,000)	3,900

Income tax expense	$-	$-

NOTE 9.  SUBSEQUENT EVENTS

In May 2013, the Company borrowed an additional $17,500 from its CEO. Promissory notes were issued for these amounts.

In May 2013, the Company entered into a sales and services agreement with the Regents of the University of California to provide supplies consisting of isolated islets to be supplied to Spring Point Partners.  The total amount of the agreement is $312,014 and will terminate on December 31, 2013.

On June 18, 2013, one of the Company’s Board Members loaned the Company $4,430.  A promissory note was issued for this amount.

Effective July 9, 2013, Mr. John Steel resigned as the Chairman, Chief Executive Officer, Treasurer and Secretary of  the Company. Pursuant to the separation agreement, Mr. Steel forfeited an unvested stock grant of 433,334 shares of Company common stock, however, he is entitled to receive $270,000 in cash or Company common stock at the Company’s discretion and a number of shares of common stock equal to 1.0% of the Company’s total outstanding common stock if there is a change of control of the Company. In connection with the separation agreement, Mr. Steel and the Company entered into a consulting agreement dated as of July 1, 2013, whereby, Mr. Steel will provide business development services to the Company as may be directed by its newly appointed CEO. Under the consulting agreement, Mr. Steel will receive a monthly consulting fee of $15,000. The consulting agreement expires on June 30, 2014 and may be extended by the parties.