Form 10-Q
period 2013-07-31
Islet Sciences, Inc
filed 2013-09-16
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013
or

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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). Yes x   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No x

As of September 14, 2013, there were 56,715,117 shares of the issuer’s common stock outstanding.

Part I – Financial Information

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	July 31,	April 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$115	$3,589
Prepaid expenses	50,000	50,000
Advance to related party	2,405	2,405
Total current assets	52,520	55,994
OTHER ASSETS
Intangible assets, net (Note 3)	1,468,187	1,475,788
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,579,294	3,586,895

TOTAL ASSETS	$3,631,814	$3,642,889

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$3,221,448	$2,233,314
Subscribed shares - not issued	96,600	96,600
Accrued stock compensation expenses (Note 5)	302,702	63,702
Notes payable - related parties	44,242	11,880
Derivative liability (Note 4)	82,871	58,588
Total current liabilities	3,747,863	2,464,084

Deferred income taxes	547,000	547,000
Total liabilities	4,294,863	3,011,084

Commitments and Contingencies (Note 6)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding at July 31, 2013 and April 30, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
56,715,117 and 56,715,117 shares issued and outstanding at July 31, 2013 and April 30, 2012, respectively	56,716	56,716
Additional paid-in capital	18,017,392	18,017,392
Deficit accumulated during the developments stage	(18,737,157)	(17,442,303)
Total stockholders' (deficit) equity	(663,049)	631,805

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$3,631,814	$3,642,889

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
			For the period from May 4, 2010 (Inception)
	Three months ended July 31,		through July 31,
	2013	2012	2013
REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	518,439	3,775,725	10,885,376
Research and development	774,184	972,533	6,923,094
Total operating expenses	1,292,623	4,748,258	17,808,470

LOSS FROM OPERATIONS	(1,292,623)	(4,748,258)	(17,808,470)

OTHER INCOME (EXPENSE)
Other income	-	-	430,000
Other expenses	-	-	(1,345,710)
Interest expense	(2,231)	(1,974)	(12,977)
Total other income (expense)	(2,231)	(1,974)	(928,687)

LOSS BEFORE INCOME TAXES	(1,294,854)	(4,750,232)	(18,737,157)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(1,294,854)	$(4,750,232)	$(18,737,157)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.09)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	56,715,117	51,390,521

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For the period
			from May 4, 2010
			(Inception)
	Three months ended July 31,		through July 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(1,294,854)	$(4,750,232)	(18,737,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for acquisition of One E-Commerce Corporation	-	-	534,365
Equity issued for payment of accounts payable - related party	-	-	10,000
Stock based compensation for services and other	-	128,106	6,163,412
Derivative liabilities	24,283	380,435	921,332
Amortization of intangible asset	7,601	7,601	98,813
Accrued stock compensation expenses	239,000	3,007,200	1,438,067
Change in operating assets and liabilities:
Advances to related party	-	-	(2,405)
Prepaid expense		(67,500)	(50,000)
Accounts payable	988,134	81,240	3,141,897
Accounts payable - related party	-	(14,228)	(20,000)

Net cash used in operating activities	(35,836)	(1,227,378)	(6,501,676)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	1,891,182	4,597,416
Subscribed shares - not issued	-	-	1,504,865
Proceeds from notes payable - related parties	32,362	-	432,862
Payments on notes payable - related parties	-	-	(33,352)

Net cash provided by financing activities	32,362	1,891,182	6,501,791

Net (decrease) increase in cash	(3,474)	663,804	115

Cash at beginning period	3,589	1,908,532	-

Cash at end period	$115	$2,572,336	$115

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$-	$1,135,365	$1,135,365
Shares issued for settlement of derivative liabilities	$-	$753,288	$838,461
Shares issued for issuance of subscribed shares – not issued	$-	$1,097,265	$1,408,265
Shares issued for acquisition of Diakine Therapeutics, Inc.	$-	$-	$2,829,823
Net liabilities assumed in acquisition of Diakine Theapeutics, Inc.	$-	$-	$101,284
Deferred income tax liability and goodwill associated with the acquisition of Diakine Therapeutics, Inc.	$-	$-	$547,000
Common stock issued in exchange for convertible notes	$-	$-	$357,000
Common stock issued in exchange for intangible asset	$-	$-	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$-	$10,000

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiary
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim financial statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Islet Sciences, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2013 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on August 13, 2013. The results of operations for the three months ended July 31, 2013, are not necessarily indicative of the operating results for the full year.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2013, the Company had cash of $115. Further, the Company has incurred net losses of $1,294,854 and negative operating cash flows of $35,836 for the period ended July 31, 2013. Since inception, the Company has incurred operating losses of $18,737,157 and has had negative operating cash flows of $6,501,676. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. The Company intends to raise additional capital or debt through private placements to support its research and operating requirements. The Company’s continued operations will depend on its ability to raise funds through various potential sources such as debt and equity financing. There can be no assurance that such capital will be available on favorable terms or at all. If the Company is unable to raise additional capital, the Company may be forced to curtail its operations.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets, the valuation of intangible assets and goodwill, the valuation of common stock, derivative liability, warrants and stock options and the valuation of deferred tax assets. Actual results could differ from those estimates.

Intangible Assets

Intangible assets represent a patent acquired from a third party, which are recorded at cost and amortized over the remaining life of the patent.  Intangible assets also include the purchase of DiaKine Therapeutics, Inc. patent portfolio and know-how as in-process research and development (“IPR&D”). IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.  The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Definite lived intangibles are reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment (FASB ASC 360).

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

Impairment of Long-Lived Assets

The Company applies the provisions of FASB ASC 360, Property, Plant and Equipment (FASB ASC 360), where applicable to all long lived assets. FASB ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360. FASB ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Loss Per Share Data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of restricted common stock and warrants. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is anti-dilutive.

At July 31, 2013, 1,368,750 unvested shares of restricted common stock and warrants to exercise 6,366,794 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. At July 31, 2012, 4,101,668 unvested shares of restricted common stock and warrants to exercise 5,986,795 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive

Research and Development

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

NOTE 3.  INTANGIBLE ASSETS AND GOODWILL

On May 4, 2010, the Company was assigned the intellectual property rights for a patent that was issued on December 1, 1999. The rights to this patent were purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 and then assigned to ISI in exchange for the issuance of 3,000,000 shares of common stock. The patent is being amortized based on the remaining life of the patent, which was 6.5 years at May 4, 2010, the date of assignment.  For the three months ended July 31, 2013 and 2012, the amount amortized to expense was $7,061 per fiscal quarter.  The Company expects to amortize $30,404 each of the next three fiscal years with the remaining balance amortized in 2017.

On March 14, 2012, the Company acquired the IPR&D from DiaKine Therapeutics, Inc. As of July 31, 2013, the $1.3 million of acquired IPR&D is classified as indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill. The Company has not identified any triggering events at July 31, 2013 that would require additional analysis for potential impairment of its intangible assets and goodwill.

NOTE 4.  DERIVATIVE LIABILITY

The Company has one agreement for which it accounts for in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ (deficit) equity section of the balance sheet. The Company determined that this agreement is ineligible for equity classification as a result of the anti-dilution provision.

The Company entered into a research and manufacturing contract with Progenitor Cell Therapy (“PCT”), a wholly owned subsidiary of NeoStem, Inc. (“NeoStem”), whereby the Company has committed to issue shares for no consideration so that PCT’s ownership is not less than 1% of outstanding shares on a fully diluted basis through December 31, 2013. The derivative was valued at approximately $264,000 at the time of issuance and recorded to the statement of operations. The fair market value of the derivative as of July 31, 2013, using the below assumptions, was approximately $82,871 resulting in an adjustment to the fair value of $24,283 for the three months ended July 31, 2013. These costs are included in research and development expense in the accompanying condensed consolidated statements of operations.

The derivative liability was valued using the Monte Carlo Simulation Method with the following assumptions:

	July 31, 2013	April 30, 2013
Value price per share of common stock	$0.40	$0.23
Expected volatility	60.0%	60.0%
Risk-free interest rate	0.08%	0.09%
Dividend yield	-	-
Floor price	$0.40	$0.23
Remaining expected term of underlying securities (years)	0.42	0.67

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo Simulation Method which increased the current period’s derivative liability.

NOTE 5.  STOCKHOLDERS’ EQUITY

On July 31, 2013, an aggregate of 247,500 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the July 31, 2013 share price of $0.40 per share, or $99,000, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the three months ended July 31, 2013.

On July 31, 2013, an aggregate of 350,000 shares of its common stock issuable to members of the Scientific Advisory Board fully vested. The Company valued these shares based on the July 31, 2013 share price of $0.40 per share, or $140,000, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the three months ended July 31, 2013.

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

On July 23, 2012, the Company entered into a long-term supply agreement with Spring Point Project, a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. Regardless of the number of pigs supplied under this agreement, the Company is obligated to pay $100,000 for each month of this agreement, plus an initial and one time facility setup fees of $25,000, and to pay certain milestones royalties by issuing warrants exercisable into an aggregate of 300,000 shares of common stock. The initial term of the agreement is for two years with an automatic renewal for one additional year, unless terminated prior to the renewal period. It can be terminated by either party if either party defaults on its obligations under the agreement and fails to cure such default within 90 days. During the three months ended July 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $300,000 related to this contract. On August 12, 2013, the Company received from Spring Point Project a notice of termination of the supply agreement, effective November 10, 2013, unless the Company cures the default before that date.

In May 2013, the Company entered into a sales and services agreement with the Regents of the University of California (“UCI”) to provide materials consisting of isolated islets to be supplied to the Spring Point Project.  The total amount of the agreement is $312,014 and will terminate on December 31, 2013. During the three months ended July 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $73,000 related to this contract.

Licenses

On May 2, 2012, the Company, entered into a license agreement with the Yale University. Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. The agreement can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Yale under the agreement.  During the three months ended July 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $39,000 related to this contract.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Winthrop if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Winthrop under the agreement. During the three months ended July 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of $62,000 related to this contract.

In August 2012, the Company entered into an agreement with UCI, whereby UCI will provide work dealing with small molecule mediated porcine islet proliferation. Work under this agreement will be performed for a period of six months with an estimated cost of $23,100. The Company has continued to work with UCI on a month to month basis. During the three months ended July 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of $19,000 related to this contract.

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

Related Party Transactions

In May 2013, the Company borrowed an additional $17,500 from its former CEO. Promissory notes were issued for these amounts.

During the fiscal quarter, one of the Company’s Board Members loaned the Company $11,681.  A promissory note was issued for this amount.

During the fiscal quarter, a contractor of the Company loaned the Company $3,181.

Litigation

In April 2012, Sand Dollar Partners, LLC, a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, DTI, John Steel, the Company’s former CEO and Director, and Jonathan Lakey, the Company’s Director. In 2010 Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member. The plaintiff is seeking rescission of its investment and recovery of consideration paid, together with interest, attorneys’ fees and costs, as well as damages incurred as a result. The complaint filed in Arizona court has been dismissed without prejudice. The plaintiff has re-filed the complaint with fewer claims in the U.S. District Court for the Southern District of California. Management believes the plaintiff’s claims to be without merit and intend to vigorously defend against this action.

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

NOTE 7.  SUBSEQUENT EVENTS

On August 19, 2013 and September 3, 2013, one of the Company’s Board Members loaned the Company $4,430 and $4,219 respectfully for a total amount of $8,649.  A promissory note was issued for these amounts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Recent Developments

Effective July 9, 2013, Mr. John Steel resigned as the Chairman, Chief Executive Officer, Treasurer and Secretary of the Company. Pursuant to the separation agreement, Mr. Steel forfeited an unvested stock grant of 433,334 shares of Company common stock, however, he is entitled to receive $270,000 in cash or Company common stock at the Company’s discretion and a number of shares of common stock equal to 1.0% of the Company’s total outstanding common stock if there is a change of control of the Company. In connection with the separation agreement, Mr. Steel and the Company entered into a consulting agreement dated as of July 1, 2013, whereby, Mr. Steel will provide business development services to the Company as may be directed by a newly appointed CEO. Under the consulting agreement, Mr. Steel will receive a monthly consulting fee of $15,000. The consulting agreement expires on June 30, 2014 and may be extended by the parties.

On July 15, 2013, Mr. Michael Earley was appointed as the Chief Executive Officer, Director and Chairman of the Company, and Mr. Mark Foletta was appointed as an Advisor to the CEO and the Board of the Company. On July 30, 2013, Mr. Earley and Mr. Foletta resigned from their positions at the Company.

On August 4, 2013, Dr. Jerry Nadler resigned as a director of the Company.

Going Concern

The condensed consolidated financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows through July 31, 2013, and as of that date our cash position was $115. We have incurred net losses of $1,294,854 and negative operating cash flows of $35,836 for the three months ended July 31, 2013. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Our current plans involve raising additional capital and renogotiating contracts, both of which are ongoing. Although we have had success in raising capital in the past, there cannot be any assurance that this will success will continue in future periods which is necessary to fund our future capital requirements, research, and operations.

Results of Operations

Three Months Ended July 31, 2013 and 2012

There were no revenues for the three months ended July 31, 2013 and 2012.

During the three month ended July 31, 2013, general and administrative expenses totaled $518,439 compared to $3,775,725 for the three months ended July 31, 2012. The primary reason for the reduction in general and administrative expenses was due to the reduced operating activity during the current quarter.  General and administrative expenses for the three months ended July 31, 2013 included approximately $221,000 for professional fees, approximately $99,000 for stock compensation for the Board of Directors, and approximately $81,000 for consulting fees.  General and administrative expenses for the three months ended July 31, 2013 included professional fees incurred in connection with the acquisition of DiaKine Therapeutics, Inc., fees incurred during the negotiations and execution of significant supplier agreements in the amount of $200,000, a consulting agreement with a financial advisor in the amount of $525,000, executive stock compensation in the amount of $100,000, the settlement of a placement agent dispute in the amount of $2.5 million, the settlement of litigation matters in the amount of $200,000 and travel expenses in the amount of $160,000.

During the three months ended July 31, 2013, research and development expenses totaled $774,184 compared to $972,533, for the three months ended July 31, 2012. The research and development expenses continue at a similar level due to the continued development of protocols for the treatment and commercialization of patented technologies relating to the Spring Point Project and the new University of California, Irvine project, as well as the stock compensation expense for the Scientific Advisory Board.

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and debt. We have not generated revenues from sales of products and have had losses since inception. We anticipate that we will incur substantial additional operating losses in the future as we progress in our research and development programs. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain.

Management has determined that to allow us to continue our operations we therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of July 31, 2013, we had $115 cash on hand. We intend to raise additional capital from investors to finance our operations. There can be no assurance that such capital will be available on favorable terms or at all. If we are unable to raise additional capital, we may be forced to curtail our operations.

Operating Activities

During the three month periods ending July 31, 2013 and 2012, cash used in operating activities was $35,836 and $1,227,378, respectively.  The decrease of cash used in operating activities is primarily attributable to the losses incurred, which were offset by non-cash adjustments and the additional borrowings in accounts payable.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock. During the three months ended July 31, 2013, there was no cash provided by financing activities from the private placement of common stock.  However, we did obtain $32,362 in financing from related parties.  During the three months ended July 31, 2012, of the total net cash provided by financing activities, $1,891,182 was from the net proceeds received from private placements of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”), currently being held by its Vice President, and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and CFO concluded that the Company’s disclosure controls and procedures are not effective.

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

PART II – OTHER INFORMATION

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

PART II. OTHER INFORMATION

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certifications by Joel Perlin pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Richard Egan pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLET SCIENCES, INC.

Date: September 16, 2013	By:	/s/ Joel Perlin
Name: Joel Perlin
Title: Vice President
(principal executive officer)

Date: September 16, 2013	By:	/s/ Richard Egan
Name: Richard Egan
Title: Chief Financial Officer
(principal financial officer)