Form 10-Q
period 2013-10-31
Islet Sciences, Inc
filed 2013-12-10
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2013
or

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

As of December 10, 2013, there were 57,268,450 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of October 31, 2013 (unaudited) and April 30, 2013 (audited)	2

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended October 31, 2013 and 2012 and for the period from May 4, 2010 (inception) through October 31, 2013	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended October 31, 2013 and 2012 and for the period from May 4, 2010 (inception) through October 31, 2013	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	17

PART II - Other Information

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	18

	Signatures	19

Part I – Financial Information
Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$70	$3,589
Prepaid expenses	-	50,000
Advance to related party	2,405	2,405
Total current assets	2,475	55,994
OTHER ASSETS
Intangible assets, net (Note 3)	1,367,000	1,475,788
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,478,107	3,586,895

TOTAL ASSETS	$3,480,582	$3,642,889

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$3,512,472	$2,233,314
Subscribed shares -not issued	80,000	96,600
Accrued stock compensation expenses (Note 5)	487,108	63,702
Notes payable - related parties	111,799	11,880
Derivative liability (Note 4)	9,566	58,588
Total current liabilities	4,200,945	2,464,084

Deferred income taxes	547,000	547,000
Total liabilities	4,747,945	3,011,084

Commitments and Contingencies (Note 6)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding at October 31, 2013 and April 30, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
56,948,450 and 56,715,117 shares issued and outstanding at October 31,
2013 and April 30, 2012, respectively	56,949	56,716
Additional paid-in capital	18,128,048	18,017,392
Deficit accumulated during the developments stage	(19,452,360)	(17,442,303)
Total stockholders' (deficit) equity	(1,267,363)	631,805

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$3,480,582	$3,642,889

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended October 31,		Six months ended October 31,		For the period from May 4, 2010 (Inception) through October 31,
	2013	2012	2013	2012	2013
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	618,730	1,535,995	1,145,353	5,319,331	11,512,290
Research and development	-	1,058,363	766,000	2,023,295	6,914,910
Impairment loss	93,586	-	93,586	-	93,586
Total operating expenses	712,316	2,594,358	2,004,938	7,342,626	18,520,786

LOSS FROM OPERATIONS	(712,316)	(2,594,358)	(2,004,938)	(7,342,626)	(18,520,786)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	430,000
Other expenses	-	-	-	-	(1,345,710)
Interest expense	(2,887)	(3,515)	(5,118)	(5,479)	(15,864)
Total other expense	(2,887)	(3,515)	(5,118)	(5,479)	(931,574)

LOSS BEFORE INCOME TAXES	(715,203)	(2,597,873)	(2,010,057)	(7,348,105)	(19,452,360)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(715,203)	$(2,597,873)	$(2,010,057)	$(7,348,105)	$(19,452,360)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.01)	$(0.05)	$(0.04)	$(0.14)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	56,811,494	54,679,233	56,763,395	53,081,052

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the period
			from May 4, 2010
			(Inception)
	Six months ended October 31,		through October 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(2,010,057)	$(7,348,105)	$(19,452,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for acquisition of One E-Commerce Corporation	-	-	534,365
Equity issued for payment of accounts payable - related party	-	-	10,000
Stock based compensation for services and other	14,289	835,072	6,177,701
Derivative liabilities	(49,022)	371,067	848,027
Amortization of intangible asset	15,202	15,202	106,414
Impairment loss	93,586	-	93,586
Accrued stock compensation expenses	423,406	3,007,200	1,622,473
Change in operating assets and liabilities:
Advances to related party	-	-	(2,405)
Prepaid expense	50,000	(50,000)	-
Accounts payable	1,279,158	395,458	3,432,919
Accounts payable - related party	-	(14,228)	(20,000)

Net cash used in operating activities	(183,438)	(2,788,334)	(6,649,280)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	1,891,182	4,597,416
Subscribed shares - not issued	80,000	-	1,584,865
Proceeds from notes payable - related parties	99,919	-	500,419
Payments on notes payable - related parties	-	-	(33,350)

Net cash provided by financing activities	179,919	1,891,182	6,649,350

Net (decrease) increase in cash	(3,519)	(897,152)	70

Cash at beginning period	3,589	1,908,532	-

Cash at end period	$70	$1,011,380	$70

See notes to condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$-	$4,114,565	$1,135,365
Shares issued for settlement of derivative liabilities	$-	$781,670	$838,461
Common stock issued for subscribed shares liability	$96,600	$1,124,265	$1,504,865
Shares issued for acquisition of Diakine Therapeutics, Inc.	$-	$-	$2,829,823
Net liabilities assumed in acquisition of Diakine Theapeutics, Inc.	$-	$-	$101,284
Deferred income tax liability and goodwill associated with the acquisition
of Diakine Therapeutics, Inc.	$-	$-	$547,000
Common stock issued in exchange for convertible notes	$-	$-	$357,000
Common stock issued in exchange for intangible asset	$-	$-	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$-	$10,000

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiary
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unaudited Interim financial statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Islet Sciences, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2013 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on August 13, 2013. The results of operations for the three and six months ended October 31, 2013, are not necessarily indicative of the operating results for the full year.

NOTE 1.  DESCRIPTION OF BUSINESS

Description of Business

Islet Sciences, Inc., a Nevada corporation ("Islet Sciences"), is a biopharmaceutical company developing novel technologies for the diagnosis and treatment of patients suffering from diabetes. The Company is developing an encapsulated islet cell transplantation therapy for the treatment of type 1 or insulin-dependent diabetes. In addition, Islet Sciences is developing first-in-class immune-modulating small molecule drugs that protect insulin-producing beta-cells from cytokines responsible for cell destruction.  These next generation immune modulators show promise to provide a new therapeutic approach to treat both type 1 or type 2 diabetes. Islet Sciences is also developing a molecular diagnostic that measures beta cell death due to autoimmune response responsible for the onset of type 1 diabetes or beta cell exhaustion associated with type 2 diabetes. Islet Sciences intends to continue its research and development efforts and ultimately to introduce products to the market.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. As of October 31, 2013, the Company had cash of $70. Further, the Company has incurred net losses of $2,010,057 and negative operating cash flows of $183,438 for the six months ended October 31, 2013. Since inception, the Company has incurred operating losses of $19,452,360 and has had negative operating cash flows of $6,649,280. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets

A portion of the Company’s intangible assets represent a patent acquired from a third party, which is recorded at cost and amortized over the remaining life of the patent. This patent was fully impaired and written off to expense during the quarter ended October 31, 2013. Intangible assets also include the purchase of DiaKine Therapeutics, Inc. patent portfolio and know-how as in-process research and development (“IPR&D”). IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.  The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Definite lived intangibles are reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment (FASB ASC 360).

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

Impairment of Long-Lived Assets

The Company applies the provisions of FASB ASC 360, where applicable, to all long-lived assets. FASB ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360. FASB ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Loss Per Share Data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of restricted common stock and warrants. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is anti-dilutive.

At October 31, 2013, 1,106,875 unvested shares of restricted common stock and warrants to exercise 6,466,794 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. At October 31, 2012, 4,101,668 unvested shares of restricted common stock and warrants to exercise 6,466,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, contract services and other outside expenses. Research and development costs are charged to operations when incurred.

Stock Based Compensation

Stock awards

FASB ASC 718, Compensation-Stock Compensation (FASB ASC 718), requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under FASB ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each stock award is estimated on the date of grant using the then available price of shares that have most recently been traded or sold through a private offering and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company accounts for share-based payments to non-employees, with guidance provided by FASB ASC 505-50, Equity-Based Payments to Non-Employees (FASB ASC 505). The Company has not issued any stock options to-date.

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

NOTE 3.  INTANGIBLE ASSETS AND GOODWILL

On May 4, 2010, the Company was assigned the intellectual property rights for a patent that was issued on December 1, 1999. The rights to this patent were purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 and then assigned to ISI in exchange for the issuance of 3,000,000 shares of common stock. The patent is being amortized based on the remaining life of the patent, which was 6.5 years at May 4, 2010, the date of assignment. For the three and six months ended October 31, 2013 and 2012, the amount amortized to expense was $7,061 per fiscal quarter.  The Company does not expect to realize economic benefit from the claims associated with this intellectual property, therefore, the Company incurred an impairment of this asset of $93,586.

On March 14, 2012, the Company acquired the IPR&D from DiaKine Therapeutics, Inc. As of October 31, 2013, $1.3 million of acquired IPR&D including a $547,000 derivative tax liability is classified as an indefinite life asset which is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill. The Company has not identified any triggering events at October 31, 2013 that would require additional analysis for potential impairment of its intangible asset and goodwill.

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

The Company entered into a research and manufacturing contract with Progenitor Cell Therapy (“PCT”), a wholly owned subsidiary of NeoStem, Inc. (“NeoStem”), whereby the Company has committed to issue shares for no consideration so that PCT’s ownership is not less than 1% of outstanding shares on a fully diluted basis through December 31, 2013.  Although the Company has terminated its contract with PCT, NeoStem may allege that the Company remains obligated to issue such shares, which as of October 31, 2013, are estimated by the Company to be an additional 38,264 shares valued at $0.25 per share or $9,566 in the aggregate.

NOTE 5.  STOCKHOLDERS’ EQUITY

On July 31, 2013, an aggregate of 247,500 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the July 31, 2013 share price of $0.40 per share, or $99,000, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the three and six months ended July 31, 2013.

On July 31, 2013, an aggregate of 350,000 shares of its common stock issuable to members of the Scientific Advisory Board fully vested. The Company valued these shares based on the July 31, 2013 share price of $0.40 per share, or $140,000, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the three and six months ended July 31, 2013.

On August 20, 2013, an aggregate of 200,000 shares of its common stock issuable to members of the Scientific Advisory Board fully vested. The Company valued these shares based on the October 31, 2013 share price of $0.40 per share, or $80,000, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as research and development expenses within the condensed consolidated statements of operations for the three and six months ended October 31, 2013.

On October 31, 2013, an aggregate of 185,625 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the October 31, 2013 share price of $0.25 per share, or $46,406, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the three and six months ended October 31, 2013.

At April 30, 2013, the Company had an indemnification agreement with a third party, whereby, the Company received $80,000 in cash for shares of common stock of the Company that were to be provided by the same third party. On October 31, 2013, the Company was notified that the third-party did not transfer shares of Company common stock in accordance with the terms of the agreement. The Board of Directors have approved the issuance of new common stocks to fulfill the requirements of the indemnification agreement. For the three and six months ended October 31, 2013, the Company has recorded $80,000 in general and administrative expense and subscribed shares – not issued.

On October 30, 2013, as part of the employee agreements with the new CEO and COO, the Board of Directors granted each of them an option to purchase 1.5 million shares of its common stock at an exercise price of $0.265. These options vest at various times over the next 18 months.

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

On July 23, 2012, the Company entered into a long-term supply agreement with Spring Point Project, a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. Regardless of the number of pigs supplied under this agreement, the Company is obligated to pay $100,000 for each month of this agreement, plus an initial and one time facility setup fees of $25,000, and to pay certain milestones royalties by issuing warrants exercisable into an aggregate of 300,000 shares of common stock. The initial term of the agreement is for two years with an automatic renewal for one additional year, unless terminated prior to the renewal period. It can be terminated by either party if either party defaults on its obligations under the agreement and fails to cure such default within 90 days. During the three and six months ended October 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $50,000 and $350,000, respectively, related to this contract. On August 12, 2013, the Company received from Spring Point Project a notice of termination of the supply agreement, effective November 10, 2013, unless the Company cures the default before that date. The default was not cured and the agreement with Spring Point Project has been terminated.

In May 2013, the Company entered into a sales and services agreement with the Regents of the University of California (“UCI”) to provide materials consisting of isolated islets to be supplied to the Spring Point Project.  The total amount of the agreement is $312,014 and will terminate on December 31, 2013. During the three and six months ended October 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $18,750 and $56,000, respectively, related to this contract.

In September 2013, the Company entered into a consulting agreement with American Capital Ventures, Inc. to provide consulting services for implementation of the Company’s corporate and business development plan and to plan, review and create corporate communications.  The Company will issue a total of 500,000 shares of common stock as compensation. On September 12, 2013, 200,000 shares vested and were valued at $0.29 per share, or $58,000 and recorded to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the three and six months ended October 31, 2013.

Licenses

On May 2, 2012, the Company, entered into a license agreement with the Yale University (“Yale”). Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. The agreement can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Yale under the agreement.  During the three months ended October 31, 2013, the Company expensed approximately $58,000 net a credit of approximately $118,000 for current and past year services. During the six months ended October 31, 2013, the Company expensed approximately $77,000 net a credit of approximately $118,000 for current and past year services.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Winthrop if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Winthrop under the agreement. During the three and six months ended October 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $0 and $62,000, respectively, related to this contract.

In August 2012, the Company entered into an agreement with UCI, whereby UCI will provide work dealing with small molecule mediated porcine islet proliferation. Work under this agreement will be performed for a period of six months with an estimated cost of $23,100. The Company has continued to work with UCI on a month to month basis. During the three and six months ended October 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $0 and $19,000, respectively, related to this contract.

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

Related Party Transactions

The Company borrowed $25,880 from its former CEO. Promissory notes were issued for these amounts.  No repayments have been made as of October 31, 2013.

During the six months ended October 31, 2013, one of the Company’s Board Members loaned the Company a total of $75,231.  A promissory note was issued for this amount. No repayments have been made as of October 31, 2013.

A contractor of the Company loaned the Company $10,688.  No repayments have been made as of October 31, 2013.

Litigation

In April 2012, Sand Dollar Partners, LLC, a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, DTI, John Steel, the Company’s former CEO and Director, and Jonathan Lakey, the Company’s Director. In 2010, Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contended that it was entitled to issuance of additional shares and nomination of one board member.

On October 25, 2013 the Company entered into a settlement agreement with Sand Dollar Partners, LLC whereby it agreed to pay a total of $500,000 by January and April of 2014 and issue 100,000 warrants that will vest over the next three years.  The warrants were valued at $14,289 which the Company expensed as general and administrative expense within the condensed consolidated statement of operations for the three and six months ended October 31, 2013. Upon payment of $500,000 by the Company, 3,591,729 shares held by Sand Dollar will be cancelled. The stock certificate representing such shares is to be surrendered by Sand Dollar to an escrow agent to be held in escrow pending the payment of its obligations under the settlement agreement by the Company. Under the settlement agreement, the escrow agent is authorized to retain on behalf of Sand Dollar the broker-dealer named in the agreement to sell the shares for net proceeds of at least $500,000 to be credited towards the Company’s obligations under the agreement. Based on the current trading price of the Company's common stock, management believes proceeds received from the sale of the common stock in escrow will exceed the settlement amount of $500,000, and thus, no liability has been recorded for this settlement.

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

NOTE 7.  SUBSEQUENT EVENTS

On November 19, 2013, the Company issued 320,000 shares of common stock to satisfy its subscribed shares – not issued obligation of $80,000.

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

Overview

Islet Sciences, Inc., a Nevada corporation ("Islet Sciences" or the “Company”), is a biopharmaceutical company developing novel technologies for the diagnosis and treatment of patients suffering from diabetes. The Company is developing an encapsulated islet cell transplantation therapy for the treatment of type 1or insulin-dependent diabetes. In addition, Islet Sciences is developing first-in-class immune-modulating small molecule drugs that protect insulin-producing beta-cells from cytokines responsible for cell destruction.  These next generation immune modulators show promise to provide a new therapeutic approach to treat both type 1 or type 2 diabetes. The Company is also developing a molecular diagnostic the measures beta cell death due to autoimmune response responsible for the onset of type 1 diabetes or beta cell exhaustion associated with type 2 diabetes. Islet Sciences intends to continue its research and development efforts and ultimately to introduce products to the market.

Recent Developments

Effective July 9, 2013, Mr. John Steel resigned as the Chairman, Chief Executive Officer (“CEO”), Treasurer and Secretary of the Company. Pursuant to the separation agreement, Mr. Steel forfeited an unvested stock grant of 433,334 shares of Company common stock, however, he is entitled to receive $270,000 in cash or Company common stock at the Company’s discretion and a number of shares of common stock equal to 1% of the Company’s total outstanding common stock if there is a change of control of the Company. In connection with the separation agreement, Mr. Steel and the Company entered into a consulting agreement dated as of July 1, 2013, whereby, Mr. Steel will provide business development services to the Company as may be directed by its newly appointed CEO. Under the consulting agreement, Mr. Steel will receive a monthly consulting fee of $15,000. The consulting agreement expires on June 30, 2014 and may be extended by the parties.

On July 15, 2013, Mr. Michael Earley was appointed as the Chief Executive Officer, Director and Chairman of the Company, and Mr. Mark Foletta was appointed as an Advisor to the CEO and the Board of the Company. On July 30, 2013, Mr. Earley and Mr. Foletta resigned from their positions at the Company.

On August 4, 2013, Dr. Jerry Nadler resigned as a director of the Company.

On October 30, 2013, Mr. James Green accepted the Company’s appointment as the Chief Executive Officer and Director of the Company, and the Company entered into an employment agreement with Mr. Green, dated October 30, 2013.

On October 30, 2013, Dr. William Wilkison accepted the Company’s appointment as the Chief Operating Officer of the Company and as the Company’s Board of Directors observer, and the Company entered into an employment agreement with Dr. Wilkison dated October 30, 2013.

Going Concern

The condensed consolidated financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows through October 31, 2013, and as of that date our cash position was $70. We have incurred net losses of $2,010,057 and negative operating cash flows of $183,438 for the six months ended October 31, 2013. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Although we have had success in raising capital in the past, there cannot be any assurance that this success will continue in future periods which is necessary to fund our future capital requirements, research, and operations.

Results of Operations

Three Months Ended October 31, 2013 and 2012

There were no revenues for the three months ended October 31, 2013 and 2012.

During the three month ended October 31, 2013, general and administrative expenses totaled $618,730 compared to $1,535,995 for the three months ended October 31, 2012. The primary reason for the reduction in general and administrative expenses was due to the reduced operating activity during the current quarter.  General and administrative expenses for the three months ended October 31, 2013 included approximately $350,000 for professional fees, approximately $104,000 for stock compensation for the Board of Directors and consultants, $80,000 to settle a past indemnification agreement, and approximately $67,000 for consulting fees.

During the three months ended October 31, 2012, general and administrative expenses totaled $1,535,995.  General and administrative expenses included professional fees incurred during the negotiations and execution of significant supplier agreements, our continued costs in seeking additional funding, legal costs associated with litigation matters (both settled and ongoing), Director and executive stock compensation in the amount of $506,000, compensation expense to our executive officer, and travel expenses.

During the three months ended October 31, 2013, research and development expenses was zero, compared to an expense of $1,058,363, for the three months ended October 31, 2012. The research and development expenses were significantly reduced due to a negotiated termination of a research grant and other credits totaling $154,000.  There was also a reduction of research and development expenses due to the reduction of the derivative liability for NeoStem of approximately $73,000.  Development of protocols for the treatment and commercialization of patented technologies relating to the Spring Point Project and NeoStem were approximately $78,000. During this period, consulting expenses totaled approximately $36,000 and Scientific Advisory Board expenses totaling approximately $113,000 which includes $80,000 for the issuance 200,000 shares of common stock.

During the three months ended October 31, 2012, research and development expenses included continued development of protocols for the treatment and commercialization of patented technologies. This includes monthly charges of $93,000-$117,000 under the PCT contract plus stock issued under the agreement, $100,000 per month for the supply of designated pathogen free pigs and other various contracted services.

During the three months ended October 31, 2013, management determined that the Company does not expect to realize economic benefit from the claims associated with the MicroIslet intellectual property; therefore, the Company incurred an impairment of this asset of $93,586.

Six Months Ended October 31, 2013 and 2012

There were no revenues for the six months ended October 31, 2013 and 2012.

During the six months ended October 31, 2013, general and administrative expenses totaled $1,145,353 compared to $5,319,331 for the same period in 2012. The primary reason for the decrease in general and administrative expenses was due to lower professional fees and consulting fees for the six month period.  Professional fees for the six months ended October 31, 2013 were approximately $600,000, stock compensation expense for the Board of Directors and consultants were approximately $203,000, consulting fees were approximately $158,000, $80,000 to settle a past indemnification agreement,  and travel expenses were approximately $48,000.  During this six month period, operational activities were reduced as the Company searched and recruited a new management team.

During the six months ended October 31, 2012, general and administrative expenses included higher professional fees incurred during the negotiations and execution of significant supplier agreements, our continued costs in seeking additional funding, legal costs associated with litigation matters (both settled and ongoing), a consulting agreement with a financial advisor in the amount of $525,000, Director and executive stock compensation in the amount of $518,000, the settlement of a placement agent dispute in the amount of $2.5 million, compensation expense to our executive officer, and travel expenses.

During the six months ended October 31, 2013, research and development expenses totaled $766,000 compared to $2,023,295, for the same period in 2012. The primary reason for the decrease in research and development expenses was due to the limited capital available to perform any such activities. In addition, the Company  negotiated the termination of a research grant and obtained credits totaling approximately $154,000.  The research and development expenses were also reduced due to the reduction of the derivative liability for NeoStem by approximately $46,000. The Company incurred consulting expenses of approximately $98,000 and work performed by universities amounting to approximately $215,000. Development of protocols for the treatment and commercialization of patented technologies relating to the Spring Point Project were approximately $350,000 and were reduced due to the termination of their contracts. Scientific Advisory Board expenses were approximately $291,000 which includes stock compensation expense of $220,000.

During the six months ended October 31, 2012, the Company’s research and development expenses were due to the contracts for the development of protocols for the treatment and commercialization of patented technologies. This included monthly charges of $93,000-$117,000 under the PCT contract plus common stock issued under the agreement valued at $256,000 and changes in the Company’s derivative liability to PCT, $100,000 per month for the supply of designated pathogen free pigs and other various contracted services.

During the six months ending October 31, 2013, Management determined that the Company does not expect to realize economic benefit from the claims associated with the Microislet Intellectual Property; therefore, the Company incurred an impairment of this asset of $93,586.

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

Management has determined that to allow us to continue our operations, we will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of October 31, 2013, we had $70 cash on hand.

Operating Activities

During the six month periods ending October 31, 2013 and 2012, cash used in operating activities was $183,438 and $2,788,334, respectively.  The decrease of cash used in operating activities is primarily attributable to the losses incurred, which were offset by non-cash adjustments and increases in accounts payable.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock. During the six months ended October 31, 2013, there was no cash provided by financing activities from the private placement of common stock.  However, we did obtain approximately $100,000 in financing from related parties and $80,000 to settle a past indemnification agreement.  During the six months ended October 31, 2012, of the total net cash provided by financing activities, $1,891,182 was from the net proceeds received from private placements of our common stock.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our condensed consolidated financial statements. Certain of our policies require the application of management judgment in making estimates and assumptions which affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2012, Sand Dollar Partners, L.L.C., a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, our wholly-owned subsidiary, John Steel, our former CEO and director, and Jonathan Lakey, our director. In 2010, Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member.

On October 25, 2013 the Company entered into a settlement agreement with Sand Dollar Partners, LLC, whereby it agreed to pay a total or $500,000 by January and  April of 2014 and issue 100,000 warrants, valued at $14,289, that will vest over the next three years. Upon payment of $500,000 by the Company, 3,591,729 shares held by Sand Dollar will be cancelled. The stock certificate representing such shares is to be surrendered by Sand Dollar to an escrow agent to be held in escrow pending the payment of its obligations under the settlement agreement by the Company. Under the settlement agreement, the escrow agent is authorized to retain on behalf of Sand Dollar the broker-dealer named in the agreement to sell the shares for net proceeds of at least $500,000 to be credited towards the Company’s obligations under the agreement.

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

ISLET SCIENCES, INC.

Date: December 10, 2013	By:	/s/ James Green
Name: James Green
Title: Chief Executive Officer

Date: December 10, 2013	By:	/s/ Joel Perlin
Name: Joel Perlin
Title: Vice President

Date: December 10, 2013	By:	/s/ Richard Egan
Name: Richard Egan
Title: Chief Financial Officer