Form 10-Q
period 2014-01-31
Islet Sciences, Inc
filed 2014-03-12
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2014
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 001-34048
———————
Islet Sciences, Inc.
(Exact name of registrant as specified in its charter)
———————
Nevada	87-0531751
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8601 Six Forks Rd, Suite 400
Raleigh, NC 27615
 (Address of Principal Executive Office) (Zip Code)

919.480.1518
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

As of March 12, 2014, there were 60,773,450 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of January 31, 2014 (unaudited) and April 30, 2013 (audited)	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended January 31, 2014 and 2013 and for the period from May 4, 2010 (inception) through January 31, 2014	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended January 31, 2014 and 2013 and for the period from May 4, 2010 (inception) through January 31, 2014	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II - Other Information

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

	Signatures	24

Part I – Financial Information
Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$31,830	$3,589
Prepaid expenses	245,700	50,000
Advance to related party	2,405	2,405
Total current assets	279,935	55,994
OTHER ASSETS
Intangible assets, net (Note 3)	1,367,000	1,475,788
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,478,107	3,586,895

TOTAL ASSETS	$3,758,042	$3,642,889

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$3,660,267	$2,233,314
Subscribed shares - not issued	440,400	96,600
Accrued stock compensation expenses (Note 4)	546,202	63,702
Notes payable - related parties	117,956	11,880
Derivative liability	-	58,588
Total current liabilities	4,764,825	2,464,084

Deferred income taxes	547,000	547,000
Total liabilities	5,311,825	3,011,084

Commitments and Contingencies (Note 5)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at January 31, 2014 and April 30, 2013	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 57,968,450 and 56,715,117 shares issued and outstanding at January 31, 2014 and April 30, 2013, respectively	57,969	56,716
Additional paid-in capital	18,207,728	18,017,392
Deficit accumulated during the developments stage	(19,819,480)	(17,442,303)
Total stockholders' (deficit) equity	(1,553,783)	631,805

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$3,758,042	$3,642,889

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,		Nine months ended January 31,		For the period from May 4, 2010 (Inception) through
	2014	2013	2014	2013	January 31, 2014
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	303,187	1,997,166	1,448,539	7,316,496	11,815,477
Research and development	60,671	796,494	826,672	2,819,790	6,975,582
Impairment loss	-	-	93,586	-	93,586
Total operating expenses	363,858	2,793,660	2,368,797	10,136,286	18,884,645

LOSS FROM OPERATIONS	(363,858)	(2,793,660)	(2,368,797)	(10,136,286)	(18,884,645)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	430,000
Other expenses	-	-	-	-	(1,345,710)
Interest expense	(3,261)	(2,380)	(8,379)	(7,859)	(19,125)
Total other expense	(3,261)	(2,380)	(8,379)	(7,859)	(934,835)

LOSS BEFORE INCOME TAXES	(367,119)	(2,796,040)	(2,377,176)	(10,144,145)	(19,819,480)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(367,119)	$(2,796,040)	$(2,377,176)	$(10,144,145)	$(19,819,480)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.05)	$(0.04)	$(0.19)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	57,377,363	55,679,416	57,201,324	53,950,323

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the period
			from May 4, 2010
			(Inception)
	Nine months ended January 31,		through January 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$ (2,377,176)	$ (10,144,145)	$ (19,819,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for acquisition of One E-Commerce Corporation	-	-	534,365
Equity issued for payment of accounts payable - related party	-	-	10,000
Stock based compensation for services and other	14,288	1,627,727	6,177,701
Derivative liabilities	(58,588)	400,336	838,461
Accrued stock compensation expenses	482,500	3,626,325	1,681,567
Amortization of intangible asset	15,202	22,803	106,414
Impairment loss	93,586	-	93,586
Change in operating assets and liabilities:
Advances to related party	-	-	(2,405)
Prepaid expense	(195,000)	(50,000)	(245,000)
Accounts payable	1,426,953	718,461	3,580,714
Accounts payable - related party	-	(14,228)	(20,000)

Net cash used in operating activities	(598,235)	(3,812,721)	(7,064,076)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	1,891,182	4,597,416
Subscribed shares - not issued	520,400	96,600	2,025,265
Proceeds from notes payable - related parties	106,076	-	506,576
Payments on notes payable - related parties	-	-	(33,351)

Net cash provided by financing activities	626,476	1,987,782	7,095,906

Net increase (decrease) in cash	28,241	(1,824,939)	31,830

Cash at beginning period	3,589	1,908,532	-

Cash at end period	$31,830	$83,593	$31,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$-	$4,114,565	$1,135,365
Shares issued for settlement of derivative liabilities	$-	$781,670	$838,461
Common stock issued for subscribed shares liability	$176,600	$1,124,265	$1,504,865
Shares isssued to escrow as security for legal expenses	$700		$700
Shares issued for acquisition of Diakine Therapeutics, Inc.	$-	$-	$2,829,823
Net liabilities assumed in acquisition of Diakine Theapeutics, Inc.	$-	$-	$101,284
Deferred income tax liability and goodwill associated with the acquisition of Diakine Therapeutics, Inc.	$-	$-	$547,000
Common stock issued in exchange for convertible notes	$-	$-	$357,000
Common stock issued in exchange for intangible asset	$-	$-	$200,000
Common stock issued in exchange for accounts payable - related party	$-	$-	$10,000

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2013 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on August 13, 2013. The results of operations for the three and nine months ended January 31, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 1.  DESCRIPTION OF BUSINESS

Description of Business

Islet Sciences, Inc., a Nevada corporation ("Islet Sciences"), is a biopharmaceutical company developing novel technologies for the diagnosis and treatment of patients suffering from diabetes. The Company is developing an encapsulated islet cell transplantation therapy for the treatment of type 1 diabetes and insulin-dependent type 2 diabetes. In addition, Islet Sciences is developing first-in-class immune-modulating small molecule drugs that protect insulin-producing beta-cells from cytokines responsible for cell destruction.  These next generation immune modulators show promise to provide a new therapeutic approach to treat both type 1 or type 2 diabetes. Islet Sciences is also developing a PCR based molecular diagnostic measuring hypomethylated beta cell-derived DNA as a biomarker of beta cell loss due to autoimmune response responsible for the onset of type 1 diabetes or beta cell exhaustion associated with type 2 diabetes. Islet Sciences intends to continue its research and development efforts and ultimately to introduce products to the market.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2014, the Company had cash of $31,830. Further, the Company has incurred net losses of $2,377,176 and negative operating cash flows of $598,235 for the nine months ended January 31, 2014. Since inception, the Company has incurred operating losses of $19,819,480 and has had negative operating cash flows of $7,064,076. Further, several contracts and licenses the Company has had have been terminated as a result of management’s determination that these contracts and licenses have no future value to the Company.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At January 31, 2014, 371,250 unvested shares of restricted common stock and warrants to exercise 7,576,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.   At January 31, 2013, 3,389,584 unvested shares of restricted common stock and warrants to exercise 6,566,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

NOTE 3.  INTANGIBLE ASSETS AND GOODWILL

On May 4, 2010, the Company was assigned the intellectual property rights for a patent that was issued on December 1, 1999. The rights to this patent were purchased out of the bankruptcy proceedings of MicroIslet, Inc. for $200,000 and then assigned to ISI in exchange for the issuance of 3,000,000 shares of common stock. The patent is being amortized based on the remaining life of the patent, which was 6.5 years at May 4, 2010, the date of assignment. The amount amortized to expense was $7,061 per fiscal quarter.  The Company does not expect to realize economic benefit from the claims associated with this intellectual property, therefore, the Company incurred an impairment of this asset of $93,586 during the nine months ended January 31, 2014.

On March 14, 2012, the Company acquired the IPR&D from DiaKine Therapeutics, Inc. As of January 31, 2014, $1.3 million of acquired IPR&D including a $547,000 derivative tax liability is classified as an indefinite life asset which is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill. The Company has not identified any triggering events at January 31, 2014 that would require additional analysis for potential impairment of its intangible asset and goodwill.

NOTE 4.  STOCKHOLDERS’ EQUITY

On July 31, 2013, an aggregate of 247,500 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the July 31, 2013 share price of $0.40 per share, or $99,000, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the nine months ended January 31, 2014.

On July 31, 2013, an aggregate of 350,000 shares of its common stock issuable to members of the Scientific Advisory Board fully vested. The Company valued these shares based on the July 31, 2013 share price of $0.40 per share, or $140,000, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the nine months ended January 31, 2014.

On August 20, 2013, an aggregate of 200,000 shares of its common stock issuable to members of the Scientific Advisory Board fully vested. The Company valued these shares based on the October 31, 2013 share price of $0.40 per share, or $80,000, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as research and development expenses within the condensed consolidated statements of operations for the nine months ended January 31, 2014.

On October 31, 2013, an aggregate of 185,625 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the October 31, 2013 share price of $0.25 per share, or $46,406, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the nine months ended January 31, 2014.

At April 30, 2013, the Company had an indemnification agreement with a third-party, whereby, the Company received $80,000 in cash for shares of common stock of the Company that were to be provided by the same third party. On October 31, 2013, the Company was notified that the third-party did not transfer shares of Company common stock in accordance with the terms of the agreement. The Board of Directors has approved the issuance of Company common stock to fulfill the requirements of the indemnification agreement. On November 19, 2013, the Company issued 320,000 shares of common stock to satisfy its subscribed shares valued at $80,000. For the nine months ended January 31, 2014, the Company has recorded $80,000 in general and administrative expense within the condensed consolidated statements of operations.

On October 30, 2013, as part of the employee agreements with the new CEO and COO, the Board of Directors granted each of them an option to purchase 1.5 million shares of Company common stock at an exercise price of $0.265. These options vest at various times over the next 18 months.

On December 4, 2013, the Company received net proceeds of $41,500 for the sale of 200,000 shares of common stock at $0.25 per share as part of a private offering.  The investors in the private offering were also issued for no additional consideration, warrants to purchase 100,000 shares of common stock at an exercise price of $0.35 per share.  The warrants were valued at approximately $39,000 based on the assumptions used in Note 2. The Company has not issued these shares as of January 31, 2014 and has recorded these proceeds as subscribed shares - not issued. The Company issued these shares on February 11, 2014.

On January 7, 2014, the Company received net proceeds of $56,700 for the sale of 260,000 shares of common stock at $0.25 per share as part of a private offering.  The investors in the private offering were also issued for no additional consideration, warrants to purchase 130,000 shares of common stock at an exercise price of $0.35 per share.  The warrants were valued at approximately $50,000 based on the assumptions used in Note 2. The Company has not issued these shares as of January 31, 2014, and has recorded these proceeds as subscribed shares - not issued. The Company issued these shares on February 11, 2014.

On January 8, 2014, the Company issued 700,000 shares of Company common stock as part of a collateral agreement for the benefit of the legal firms that are representing the Company in the Sand Dollar Partners, LLC complaint in the Superior Court of Arizona and the complaint that was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division (see Note 5).  These shares are to be held in escrow to secure payment of the legal fees incurred in the defense of the complaint. Since these shares are being held in escrow until a future date to potentially satisfy the Company’s obligations, the Company has recorded these shares at par value or $700 to prepaid expenses. If common stock shares are issued from escrow to pay the legal fees, the common stock will be valued on the date of settlement. Legal fees incurred relating to this matter are included in accounts payable on the accompanying condensed consolidated balance sheet.

On January 17, 2014, the Company received net proceeds of $206,300 for the sale of 940,000 shares of common stock at $0.25 per share as part of a private offering.  The investors in the private offering were also issued for no additional consideration, warrants to purchase 470,000 shares of common stock at an exercise price of $0.35 per share.  The warrants were valued at approximately $182,000 based on the assumptions used in Note 2. The Company has not issued these shares as of January 31, 2014, and has recorded these proceeds as subscribed shares - not issued. The Company issued these shares on February 11, 2014.

On January 27, 2014, the Company received net proceeds of $135,900 for the sale of 620,000 shares of common stock at $0.25 per share as part of a private offering.  The investors in the private offering were also issued for no additional consideration, warrants to purchase 310,000 shares of common stock at an exercise price of $0.35 per share.  The warrants were valued at approximately $120,000 based on the assumptions used in Note 2.  The Company has not issued these shares as of January 31, 2014, and has recorded these proceeds as subscribed shares - not issued. The Company issued these shares on February 11, 2014.

On January 31, 2014, an aggregate of 185,625 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the January 31, 2014 share price of $0.55 per share, or $102,094, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the three and nine months ended January 31, 2014.

On January 24, 2014, the Board of Directors approved the termination of the existing Scientific Advisory Board (“SAB”). The SAB members will not be entitled to the 550,000 unvested shares.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Contracts

On January 10, 2012, the Company entered into an agreement with Progenitor Cell Therapy (“PCT”), which was amended by an agreement dated May 15, 2012 by and between the Company and NeoStem, PCT’s parent company. Under the agreements, PCT provided the protocols, procedures, systems, equipment, testing, quality controls, and manufacturing and distribution services to support the development and commercialization of the Company’s encapsulated porcine islet cells for the treatment of diabetes. On February 7, 2013, the Company sent to NeoStem a termination letter, terminating the agreement with Progenitor Cell Therapy, Inc. dated January 10, 2012.  The Company and NeoStem are still in negotiations on terms of the termination.

On July 23, 2012, the Company entered into a long-term supply agreement with Spring Point Project, a source animal facility to purchase pigs for use in the Company’s xenotransplantation research. During the nine months ended January 31, 2014 the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $350,000 related to this contract. On August 12, 2013, the Company received from Spring Point Project a notice of termination of the supply agreement, effective November 10, 2013, unless the Company cures the default before that date. The default was not cured and the agreement with Spring Point Project has been terminated.

In August 2012, the Company entered into an agreement with the Regents of the University of California, Los Angles, (“UCLA’), whereby UCLA will provide work dealing with small molecule mediated porcine islet proliferation. Work under this agreement will be performed for a period of six months with an estimated cost of $23,100. The Company has continued to work with UCLA on a month to month basis. During the nine months ended January 31, 2014, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $19,000, related to this contract.

In May 2013, the Company entered into a sales and services agreement with the Regents of the University of California, Irvine (“UCI”) to provide materials consisting of isolated islets to be supplied to the Spring Point Project.   During the nine months ended January 31, 2014, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $73,000, related to this contract.

In September 2013, the Company entered into a consulting agreement with American Capital Ventures, Inc. to provide consulting services for implementation of the Company’s corporate and business development plan and to plan review and create corporate communications.   On September 12, 2013, 200,000 shares vested and were valued at $0.29 per share, or $58,000 and recorded to accrued stock compensation expenses until the common stock was issued. The Company terminated this agreement on January 23, 2014.  The Company will issue 25,000 shares valued at $0.60 per share of common stock as part of the termination agreement.  An adjustment of $43,000 was made to accrued stock compensation expenses and has included this adjustment in general and administrative expenses within the condensed consolidated statements of operations for the three and nine months ended January 31, 2014. The Company issued the shares on February 11, 2014.

Licenses

On May 2, 2012, the Company, entered into a license agreement with the Yale University (“Yale”). Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. The agreement can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Yale under the agreement.  During the three months ended January 31, 2014, the Company expensed approximately $10,000. During the nine months ended January 31, 2014, the Company expensed approximately $87,000 net a credit of approximately $118,000 for current and past year services.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty of 5% of net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Winthrop if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Winthrop under the agreement. During the nine months ended January 31, 2014, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $62,000, related to this contract.  The Company is currently in default regarding its payment obligations under the foregoing license and research agreements.

On January 22, 2014, the Company terminated its licensing agreement dated, July 25, 2012, with The Regents of The University of California, Los Angeles.  The total amount due is $2,688.

Related Party Transactions

The Company borrowed $25,880 from its former CEO. Promissory notes were issued for these amounts.  No repayments have been made as of January 31, 2014.

During the nine months ended January 31, 2014, one of the Company’s Board Members loaned the Company a total of $76,452.  A promissory note was issued for this amount. No repayments have been made as of January 31, 2014.

A contractor of the Company loaned the Company $15,624.  No repayments have been made as of January 31, 2014.

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

On October 25, 2013 the Company entered into a settlement agreement with Sand Dollar Partners, LLC, whereby, it agreed to pay a total of $500,000 by January and April of 2014 and issue 100,000 warrants that will vest over the next three years.  The warrants were valued at $14,288 which the Company expensed as general and administrative expense within the condensed consolidated statement of operations for nine months ended January 31, 2014. Upon payment of $500,000 by the Company, 3,591,729 shares held by Sand Dollar will be cancelled. The stock certificate representing such shares is to be surrendered by Sand Dollar to an escrow agent to be held in escrow pending the payment of its obligations under the settlement agreement by the Company. Under the settlement agreement, the escrow agent is authorized to retain on behalf of Sand Dollar the broker-dealer named in the agreement to sell the shares for net proceeds of at least $500,000 to be credited towards the Company’s obligations under the agreement.

At a hearing on February 21, 2014, the Company and Sand Dollar agreed to amend the settlement agreement according to the following additional terms: (i) the first settlement installment payment was increased from $242,000 to $245,000, which covers any accrued interest, (ii) the interest rate on any late settlement payments was increased to 10%, or the highest interest rate permitted by California law, whichever is lower; (iii) the second settlement installment payment by the Company of $258,000 remains due on April 9, 2014; (iv) a third settlement installment of $30,000 is now due from the Company to Sand Dollar on May 15, 2014; (v) the total number of warrants to be issued to Sand Dollar was increased from 100,000 warrants to 130,000.

The Company made a payment of $245,000 as its first installment per the settlement agreement on January 29, 2014.  The amount was recorded to prepaid expenses on the accompanying condensed consolidated balance sheet until the surrender of the Sand Dollar stock certificate as per the agreement. Based on the current trading price of the Company's common stock, management believes proceeds received from the sale of the common stock in escrow will exceed the remaining settlement amount of $255,000, and thus, no liability has been recorded for this settlement.

In July 2012, a complaint was filed against the Company and John Steel for infringement and misappropriation of MicroIslet patent in the United States District Court for the District of Utah, Central Division. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders are baseless. The complaint seeks monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. The complaint filed in Utah has been dismissed without prejudice. On April 18, 2013, the Company, the plaintiffs and certain other parties thereto entered into a settlement agreement. Because of a subsequent failure of certain outside parties to the settlement agreement to fulfill their obligations thereunder, the settlement has not been completed and as a result, the plaintiffs withdrew from it. On July 3, 2013, the plaintiffs filed an amended complaint in the United States District Court for the District of Utah, Central Division. Management believes the plaintiffs’ claims to be without merit and intends to vigorously defend against this action.

NOTE 6.  SUBSEQUENT EVENTS

On February 11, 2014, the Company issued 2,020,000 shares of common stock relating to the shares sold in the private offerings in Note 4 and warrants to purchase 1,010,000 shares of common stock at an exercise price of $0.35 per share.

On February 13, 2014, as compensation for the new Board of Director, the Board of Directors granted to the new Board Member 70,000 shares of its common stock valued at $0.32 per share or $22,400.

On February 20, 2014, the Company received net proceeds of $166,700 for the sale of 760,000 shares of common stock at $0.25 per share as part of a private offering.  The investors in the private offering were also issued for no additional consideration, warrants to purchase 380,000 shares of common stock at an exercise price of $0.35 per share.  The warrants were valued at approximately $113,000 based on the assumptions used in Note 2. The shares and the warrants were issued on February 25, 2014.

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

Overview

Islet Sciences, Inc., a Nevada corporation ("Islet Sciences"), is a biopharmaceutical company developing novel technologies for the diagnosis and treatment of patients suffering from diabetes. The Company is developing an encapsulated islet cell transplantation therapy for the treatment of type 1 diabetes and insulin-dependent type 2 diabetes. In addition, Islet Sciences is developing first-in-class immune-modulating small molecule drugs that protect insulin-producing beta-cells from cytokines responsible for cell destruction.  These next generation immune modulators show promise to provide a new therapeutic approach to treat both type 1 or type 2 diabetes. Islet Sciences is also developing a PCR based molecular diagnostic measuring hypomethylated beta cell-derived DNA as a biomarker of beta cell loss due to autoimmune response responsible for the onset of type 1 diabetes or beta cell exhaustion associated with type 2 diabetes. Islet Sciences intends to continue its research and development efforts and ultimately to introduce products to the market.

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

On January 3, 2014, Dr. Eric Barnett was appointed a member of the Board of Directors of the Company.

Going Concern

The condensed consolidated financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows through January 31, 2014, and as of that date our cash position was $31,830. We have incurred net losses of $2,377,176 and negative operating cash flows of $598,935 for the nine months ended January 31, 2014. Further, several contracts and licenses we had have been terminated as a result of management’s view that those contracts and licenses did not represent value for the Company. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As the Company continues to execute its business strategy of developing its pipeline, it will continue to evaluate its goodwill and any determination of a reduction in value of the underlying intangibles will result in an impairment of goodwill. At this time, management does not believe there has been a reduction in value of intangibles associated with the Company’s Goodwill.

Results of Operations

Three Months Ended January 31, 2014 and 2013

There were no revenues for the three months ended January 31, 2014 and 2013.

During the three month ended January 31, 2014, general and administrative expenses totaled $303,187 compared to $1,997,166 for the three months ended January 31, 2013. The primary reason for the reduction in general and administrative expenses was due to the reduced operating activity during the current quarter.  General and administrative expenses for the three months ended January 31, 2014 included approximately $177,000 for professional fees and approximately $102,000 for stock compensation for the Board of Directors.

During the three months ended January 31, 2013, general and administrative expenses totaled $1,997,166. General and administrative expenses consisted of professional fees incurred during the our continued costs in seeking additional funding, legal costs associated with litigation matters (both settled and ongoing) of approximately $160,000, Director and executive stock compensation in the amount of approximately $1,250,000, consulting expenses in the amount of approximately $321,000, and travel expenses of approximately $170,000.

During the three months ended January 31, 2014, research and development expenses totaled $60,671 compared to $796,494 for the three months ended January 31, 2013. The research and development expenses were reduced due to a negotiated termination of a license agreement and other credits totaling $25,300.  During this period, consulting expenses totaled approximately $85,000.

During the three months ended January 31, 2013, research and development expenses totaled $796,494. Research and development expenses resulted from the continued development of protocols for the treatment and commercialization of patented technologies. This includes monthly charges of $93,000-$117,000 under the PCT contract plus common stock issued under the agreement, resulting in expenses of approximately $57,000 and $100,000 per month for the supply of designated pathogen free pigs and other various contracted services.

Nine Months Ended January 31, 2014 and 2013

There were no revenues for the nine months ended January 31, 2014 and 2013.

During the nine months ended January 31, 2014, general and administrative expenses totaled $1,448,539 compared to $7,316,496 for the same period in 2013. The primary reason for the decrease in general and administrative expenses was due to lower professional fees and consulting fees for the nine month period.  General and administrative expenses consisted of professional and consulting fees of approximately $932,000, stock compensation expense for the Board of Directors and consultants of approximately $262,000, travel expenses of approximately $56,000, settlement of a past indemnification agreement of $80,000 and impairment expense of the intangible asset of approximately $94,000.

During the nine months ended January 31, 2013, general and administrative expenses totaled $7,316,496. General and administrative expenses consisted of professional fees incurred during the negotiations and execution of significant supplier agreements, our continued costs in seeking additional funding, legal costs associated with litigation matters (both settled and ongoing) of approximately $628,000, a consulting agreement with a financial advisor in the amount of $525,000, Director and executive stock compensation in the amount of approximately $1.8 million, the settlement of a placement agent dispute in the amount of approximately $2.5 million, consulting expenses in the amount of approximately $328,000, and travel expenses of approximately $440,000.

During the nine months ended January 31, 2014, research and development expenses totaled $826,672 compared to $2,819,790, for the same period in 2013. The primary reason for the decrease in research and development expenses was due to the limited capital available to perform any such activities. In addition, the Company negotiated the termination of a research grant and obtained credits totaling approximately $167,000.  The research and development expenses were also reduced due to the reduction of the derivative liability for NeoStem by approximately $54,000. The Company incurred consulting expenses of approximately $142,000 and work performed by universities amounting to approximately $279,000. Development of protocols for the treatment and commercialization of patented technologies relating to the Spring Point Project were approximately $350,000 and were reduced due to the termination of their contracts. Scientific Advisory Board expenses were approximately $276,000 which includes stock compensation expense of $220,000.

During the nine months ended January 31, 2013, research and development expenses totaled $2,819,790. Research and development expenses resulted from the continued development of protocols for the treatment and commercialization of patented technologies. This includes monthly charges of $93,000-$117,000 under the PCT contract plus common stock issued under the agreement resulting in an expense of approximately $313,000 and changes in the Company’s derivative liability to PCT of approximately $123,000, $100,000 per month for the supply of designated pathogen free pigs which began in August, various tests and studies conducted by universities of approximately $246,000, and other various licenses of approximately $170,000.

During the nine months ending January 31, 2014, Management determined that the Company does not expect to realize economic benefit from the claims associated with the Microislet Intellectual Property; therefore, the Company incurred an impairment of this asset of $93,586.

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

Management has determined that to allow us to continue our operations, we will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of January 31, 2014, we had $31,830 cash on hand.

Operating Activities

During the nine month periods ending January 31, 2014 and 2013, cash used in operating activities was $598,235 and $3,812,721, respectively.  The decrease of cash used in operating activities is primarily attributable to the losses incurred, which were offset by non-cash adjustments and increases in accounts payable.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock. During the nine months ended January 31, 2014, there was $520,400 of cash provided by financing activities from the private placement of common stock and $106,076 of proceeds from the issuance of notes payable from related parties.   During the nine months ended January 31, 2013, of the total net cash provided by financing activities, $1,891,182 was from the net proceeds received from private placements of our common stock.

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

In our Annual Report, we indicated that we had a material weakness in our internal control over financial reporting due to the lack of sufficient controls in place to ensure that all disclosures required were addressed in our financial statements, lack of an internal audit function and lack of segregation of duties, all of which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management believes that the appointment of additional management personnel will lead to increased oversight over the accounting and reporting function. We have added additional accounting personnel and as soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire additional personnel to handle our accounting and reporting functions.

As a remediation initiative, the Company has implemented internal controls regarding the approval and payment of their payables, liabilities and any distribution of cash.  All distribution of funds for payables must be documented, approved and authorized by the Company’s CEO before payments are made.  The Company has distributed responsibilities in processing payables to ensure review and correctness. These new procedures distribute the responsibility for approval of the distribution of all funds.

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

On October 25, 2013 the Company entered into a settlement agreement with Sand Dollar Partners, LLC, whereby, it agreed to pay a total of $500,000 by January and April of 2014 and issue 100,000 warrants that will vest over the next three years.  The warrants were valued at $14,288 which the Company expensed as general and administrative expense within the condensed consolidated statement of operations for nine months ended January 31, 2014. Upon payment of $500,000 by the Company, 3,591,729 shares held by Sand Dollar will be cancelled. The stock certificate representing such shares is to be surrendered by Sand Dollar to an escrow agent to be held in escrow pending the payment of its obligations under the settlement agreement by the Company. Under the settlement agreement, the escrow agent is authorized to retain on behalf of Sand Dollar the broker-dealer named in the agreement to sell the shares for net proceeds of at least $500,000 to be credited towards the Company’s obligations under the agreement.

At a hearing on February 21, 2014, the Company and Sand Dollar agreed to amend the settlement agreement according to the following additional terms: (i) the first settlement installment payment was increased from $242,000 to $245,000, which covers any accrued interest, (ii) the interest rate on any late settlement payments was increased to 10%, or the highest interest rate permitted by California law, whichever is lower; (iii) the second settlement installment payment by the Company of $258,000 remains due on April 9, 2014; (iv) a third settlement installment of $30,000 is now due from the Company to Sand Dollar on May 15, 2014; (v) the total number of warrants to be issued to Sand Dollar was increased from 100,000 warrants to 130,000.

The Company made a payment of $245,000 as its first installment per the settlement agreement on January 29, 2014.  The amount was recorded to prepaid expenses on the accompanying condensed consolidated balance sheet until the surrender of the Sand Dollar stock certificate as per the agreement. Based on the current trading price of the Company's common stock, management believes proceeds received from the sale of the common stock in escrow will exceed the remaining settlement amount of $255,000, and thus, no liability has been recorded for this settlement.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 8, 2014, the Company issued 700,000 shares of common stock as compensation to its legal counsel.

On February 11, 2014, the Company issued to investors 2,020,000 shares of common stock and warrants to purchase 1,010,000 shares of common stock at an exercise price of $0.35 per share.

On February 25, 2014, the Company issued to investors 760,000 shares of common stock and warrants to purchase 380,000 shares of common stock at an exercise price of $0.35 per share.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

The Company will use the proceeds to fund the continuation of its operations and payment of its accounts payables.

ITEM 5. OTHER INFORMATION

In December 2013 and January and February 2014, the Company consummated a private placement of an aggregate of 2,780,000 shares of common stock for gross proceeds of $695,000 at a per share price of $0.25 pursuant to a series of subscription agreements with a number of accredited investors. The investors in the private placement were also issued for no additional consideration warrants to purchase 1,390,000 shares of common stock at an exercise price of $0.35 per share.

The subscription agreements contain representations and warranties of the Company and the investors which are customary for transactions of this type. It also obligates the parties to the agreements to indemnify each other for any losses arising out of any breach of the agreement or failure by such party to perform with respect to the representations, warranties or covenants contained in the agreement. The Company also granted to the investors piggy-back registration rights for their shares if the Company files a registration statement relating to an offering for its own account or the account of others of any of its equity securities (other than for an underwritten offering or on Form S-4 or Form S-8), provided that none of the shares may be sold at that time under Rule 144 under the Securities Act of 1933, as amended.

The foregoing description of the subscription agreements is qualified in its entirety by the form of the subscription agreement annexed hereto as Exhibit 10.1.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Form of Subscription Agreement.

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

ISLET SCIENCES, INC.

Date: March 12, 2014	By:	/s/ James Green
Name: James Green
Title: Chief Executive Officer

Date: March 12, 2014	By:	/s/ Richard Egan
Name: Richard Egan
Title: Chief Financial Officer