Form 10-Q
period 2014-07-31
Islet Sciences, Inc
filed 2014-09-11
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2014

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
(919) 480-1518
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

As of September 9, 2014, there were 66,928,724 shares of the issuer’s common stock outstanding.

Part I – Financial Information

Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2014	2014
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$457,436	$1,141,380
Prepaid expenses	700	700
Total current assets	458,136	1,142,080
OTHER ASSETS
Intangible asset (Note 3)	1,367,000	1,367,000
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,478,107	3,478,107

TOTAL ASSETS	$3,936,243	$4,620,187

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,042,768	$3,271,174
Accrued stock compensation expenses (Note 4)	142,177	433,346
Notes payable - related parties	51,818	91,641
Total current liabilities	3,236,763	3,796,161

Deferred income taxes	547,000	547,000
Total liabilities	3,783,763	4,343,161

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding at July 31, 2014 and April 30, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
66,928,724 and 67,516,253 shares issued and outstanding at July 31, 2014 and April 30, 2014, respectively	66,929	67,517
Additional paid-in capital	20,938,814	20,598,242
Accumulated deficit	(20,853,263)	(20,388,733)
Total stockholders' equity	152,480	277,026
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,936,243	$4,620,187

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,
	2014	2013
REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	405,399	518,439
Research and development	58,331	774,184
Total operating expenses	463,730	1,292,623

LOSS FROM OPERATIONS	(463,730)	(1,292,623)

OTHER INCOME (EXPENSE)
Interest expense	(800)	(2,231)
Total other expense	(800)	(2,231)

LOSS BEFORE INCOME TAXES	(464,530)	(1,294,854)

INCOME TAX EXPENSE	-	-

NET LOSS	$(464,530)	$(1,294,854)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	67,069,789	56,715,117

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(464,530)	$(1,294,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services and other	78,815	239,000
Derivative liability	-	24,283
Amortization of intangible asset	-	7,601
Change in operating assets and liabilities:
Accounts payable	(228,406)	988,134

Net cash used in operating activities	(614,121)	(35,836)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable - related parties	-	32,362
Payments on notes payable - related parties	(39,823)	-
Repurchase of stock	(30,000)	-
Net cash (used in) provided by financing activities	(69,823)	32,362

Net decrease in cash	(683,944)	(3,474)

Cash at beginning period	1,141,380	3,589

Cash at end period	$457,436	$115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$800	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$313,444	$-

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2014 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on July 28, 2014. The results of operations for the three months ended July 31, 2014, are not necessarily indicative of the operating results for the full year.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  Since inception, the Company has incurred operating losses of $20,853,263.  As of July 31, 2014, the Company had cash of $457,436. Further, the Company has incurred net losses of $464,530 and negative operating cash flows of $614,121 for the three months ended July 31, 2014. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Merger with BHV Pharma

In March 2014, the Company announced it had signed a binding letter of intent to enter into a merger agreement with and acquire Brighthaven Ventures, LLC, a North Carolina limited liability company, d/b/a BHV Pharma (“BHV”) a privately held pharmaceutical company developing the SGLT2 inhibitor remogliflozin etabonate (“remogliflozin”) for type 2 diabetes and non-alcoholic steatohepatitis (“NASH”). Remogliflozin is currently in phase II clinical development.  In exchange for 100% ownership of BHV, the Company will issue 30 million shares of its common stock to the holders of BHV units.  Additional shares of common stock will be issued upon successful completion of development, regulatory and commercial milestones associated with the remogliflozin program. James Green and William Wilkison, the current members of BHV, are the Chief Executive Officer ("CEO") and the Chief Operating Officer ("COO"), of the Company, respectively, and are the sole members of BHV.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed consolidated financial statements include the accounts of Islet Sciences and its wholly-owned subsidiaries, ISI and DTI. All significant intercompany balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets, the valuation of intangible assets and goodwill, the valuation of common stock, warrants and stock options and the valuation of deferred tax assets. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash balances at a credit-worthy financial institution and management believes the risk of loss of cash balances to be low. The Company’s cash balances were not fully insured at July 31, 2014.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in business acquisitions. Goodwill is reviewed at least annually for impairment in the fourth quarter of the fiscal year, at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. Such indicators would include a significant reduction in the Company’s market capitalization, a decrease in operating results or deterioration in the Company’s financial position.

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

At July 31, 2014, there are no unvested shares of restricted common stock and warrants to exercise 12,430,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. At July 31, 2013, 1,368,750 unvested shares of restricted common stock and warrants to exercise 6,366,794 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, contract services and other outside expenses. Research and development costs are charged to operations when incurred.

Stock Based Compensation

Stock awards

FASB ASC 718, Compensation-Stock Compensation (FASB ASC 718), requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the condensed consolidated statement of operations over the requisite service period.FASB ASC 718 requires all share based payments to employees, including grants of employee stock option, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options.  As allowed by FASB ASC 718, for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of three companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant valuation. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The Company has not issued stock options for nonemployees.

Warrants

Warrants granted to service providers are normally valued at the fair value of the instrument on the date of the grant (grant date) and are recognized in the condensed consolidated statement of operations over the requisite service period or when they vest. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Black-Scholes option pricing model. Warrants issued in connection with capital raises are normally valued at the fair value of the instrument on the date of the grant (grant date) and valued for disclosure purposes if they meet all the criteria under FASB ASC 718. The Company values these warrant using the Black-Scholes option pricing model as well. As allowed by FASB ASC 718, for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of three companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation.

Segment Reporting

The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Reclassification

Certain prior period balances have been reclassified to conform to current period presentation.

Recent Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which will supercede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become efective for the Company in the first quarter of 2018. The Company is a development stage entity and will evaluate the effects of this update on its Condensed consolidated financial statements when it generates revenues.

In June 2014, the FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard in the current quarter.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concen ("ASU 2014-15").  ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

NOTE 3.  INTANGIBLE ASSET AND GOODWILL

On March 14, 2012, the Company acquired the IPR&D from DiaKine Therapeutics, Inc. As of July 31, 2014, the $1.4 million of acquired IPR&D is classified as indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill. The Company has not identified any triggering events at July 31, 2014 that would require additional analysis for potential impairment of its intangible assets and goodwill.

NOTE 4.  STOCKHOLDERS’ EQUITY

On July 31, 2014, an aggregate of 123,750 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the July 31, 2014 share price of $0.18 per share, or $22,275, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the three months ended July 31, 2014.

On June 4, 2014, the Company issued 14,500 shares of common stock to a consultant pursuant to a settlement agreement. The Company valued these shares at $48,000 and were included in accrued stock compensation expense at April 30, 2014.

On May 9, 2014, the Company issued 742,500 shares of common stock, previously vested and included in accrued stock compensation expense, to the members of the Board of Directors as part of the approved compensation plan.

On October 30, 2013, as part of the employee agreements with the new CEO and COO, the Board of Directors granted each of them stock options to purchase 1.5 million shares of Company common stock at an exercise price of $0.265. The stock options will vest as follows: (i) 500,000 shares vesting on the 91st day from the option grant date, (ii) 1,000,000 shares vesting in equal installments of 200,000 on the last day of each 90 day period starting from the 91st day after the option grant date.  For the three months ended July 30, 2014, 200,000 stock options vested for each the CEO and COO. The Company recorded stock-based compensation of $54,886 for the vested stock options as general and administrative expenses within the condensed consolidated statements of operations for the three months ended July 31, 2014.

On May 22, 2014, as part of the employee agreement with the new Chief Financial Officer, the Board of Directors granted stock options to purchase 300,000 shares of Company common stock at an exercise price of $0.23. The stock options will vest over 48 months. The Company recorded stock-based compensation of $1,655 for the vested stock options as general and administrative expenses within the condensed consolidated statements of operations for the three months ended July 31, 2014.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Licenses

On May 2, 2012, the Company, entered into a license agreement with the Yale University (“Yale”). Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty on net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. The agreement can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by Yale. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due to Yale under the agreement.  During the three months ended July 31, 2014 and 2013, the Company expensed approximately $0 and $39,000, respectively, within the consolidated statements of operations.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty on net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. It can be terminated by Winthrop if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by the university. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due Winthrop under the agreement. During the three months ended July 31, 2014 and 2013, the Company expensed as research and development expense within the consolidated statements of operations of approximately $0 and $62,000 respectively, related to this contract.  The Company is currently in default regarding its payment obligations under the foregoing license and research agreements.

Related Party Transactions

The Company borrowed $25,880 from its former CEO. Promissory notes were issued for these amounts. Repayments of $5,000 were made during the three months ended July 31, 2014. The remaining balance at July 31, 2014 was $8,475.

During the year ended April 30, 2014, one of the Company’s Board Members loaned the Company a total of $74,531 at a 6.5% interest rate.  A promissory note was issued for this amount. Repayments of $20,000 were made during the three months ended July 31, 2014, which included $800 of accrued interest.  The remaining balance at July 31, 2014 was $43,343.

A contractor of the Company loaned the Company $15,623.  Payments of $15,623 have been made during the three months ended July 31, 2014. The remaining balance at July 31, 2014 was $0.

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

On October 25, 2013, the Company entered into a settlement agreement with Sand Dollar Partners, LLC.  At a hearing on February 21, 2014, the Company and Sand Dollar agreed to amend the settlement agreement whereby, Sand Dollar placed in escrow all of the Company’s common stock it held and retained a broker dealer to sell sufficient shares to receive $500,000 in cash and to pay fees to the broker dealer. Additionally, the Company agreed to issue 130,000 warrants that will vest over the next three years and make a $30,000 payment on May 15, 2014.  The Company issued these warrants and made the $30,000 payment on May 15, 2014 fully completing the settlement. The broker dealer sold 2,247,200 shares of the Company’s escrowed stock to settle the obligation and the Company has received back the remaining 1,344,529 shares of its common stock. The sale of these shares and the return of the remaining shares had no impact on the condensed consolidated financial statements.

On April 25, 2014, Progenitor Cell Therapy, LLC (“PCT”), filed a lawsuit against the Company in the United States District Court for the District of New Jersey (Case No. 2:14-cv-02658-SDW-MCA).  PCT’s complaint asserts various claims, including breach of contract and unjust enrichment, based on the alleged failure of the Company to pay for services and goods provided by PCT under a January 10, 2012 letter agreement.  PCT seeks an unspecified amount of compensatory and other damages, plus interest and costs.  The Company filed an answer to the complaint on June 24, 2014 denying all liability, including on the grounds that the January 10, 2012 letter agreement is unenforceable and PCT failed to provide the goods and services it stated it would provide.  In connection with its answer to PCT’s complaint, the Company filed a counterclaim against PCT and a third-party complaint against NeoStem to seek, among other things, (i) a declaration that the January 10, 2012 letter agreement is unenforceable, (ii) monetary damages and (iii) rescission of equity securities the Company previously issued to NeoStem.  The Company intends to vigorously defend the claims by PCT and prosecute its claims against PCT and NeoStem.  As the lawsuit is at an early stage, the Company cannot at this time estimate the possible loss or range of loss, if any, that may result from this lawsuit.

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

Recent Developments

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

Going Concern

The condensed consolidated financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows through July 31, 2014, and as of that date our cash position was $457,436. We have incurred net losses of $464,530 and negative operating cash flows of $614,121 for the three months ended July 31, 2014. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Three Months Ended July 31, 2014 and 2013

There were no revenues for the three months ended July 31, 2014 and 2013.

During the three months ended July 31, 2014, general and administrative expenses totaled $405,399 compared to $518,439 for the three months ended July 31, 2013. The primary reason for the reduction in general and administrative expenses was due to the reduced operating activity during the current quarter.  General and administrative expenses for the three months ended July 31, 2014 included approximately $271,000 for professional fees, approximately $57,000 for stock compensation for the Board of Directors and employees, and approximately $69,000 for employee payroll and benefits.  General and administrative expenses for the three months ended July 31, 2013 included approximately $221,000 for professional fees, approximately $99,000 for stock compensation for the Board of Directors, and approximately $81,000 for consulting fees.

During the three months ended July 31, 2014, research and development expenses totaled $58,331 compared to $774,184, for the three months ended July 31, 2013. The primary reason for the $715,853 decrease in research and development expenses was the substantial completion or curtailment of various supply agreements, studies and various agreements with universities totaling approximately $482,000.  Also, there was a reduction of expenses for subcontractors and compensation for the Scientific Advisory Board of approximately $234,000.

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

Management has determined that to allow us to continue our operations we therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of July 31, 2014, we had $457,436 cash on hand. We intend to raise additional capital from investors to finance our operations. There can be no assurance that such capital will be available on favorable terms or at all. If we are unable to raise additional capital, we may be forced to curtail our operations.

Operating Activities

During the three month periods ending July 31, 2014 and 2013, cash used in operating activities was $614,121 and $35,836, respectively.  The increase of cash used in operating activities is primarily attributable to the losses incurred, a reduction of accounts payable and a reduction of accrued stock compensation expense.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock. During the three months ended July 31, 2014, there was no cash provided by financing activities from the private placement of common stock.

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

On October 25, 2013, the Company entered into a settlement agreement with Sand Dollar Partners, LLC.  At a hearing on February 21, 2014, the Company and Sand Dollar agreed to amend the settlement agreement whereby, Sand Dollar placed in escrow all of the Company’s common stock it held and retained a broker dealer to sell sufficient shares to receive $500,000 in cash and to pay fees to the broker dealer. Additionally, the Company agreed to issue 130,000 warrants that will vest over the next three years and make a $30,000 payment on May 15, 2014.  The Company issued these warrants and made the $30,000 payment on May 15, 2014 fully completing the settlement. The broker dealer sold 2,247,200 shares of the Company’s escrowed stock to settle the obligation and the Company has received back the remaining 1,344,529 shares of its common stock. The sale of these shares and the return of the remaining shares had no impact on the condensed consolidated financial statements.

On April 25, 2014, PCT filed a lawsuit against the Company in the United States District Court for the District of New Jersey (Case No. 2:14-cv-02658-SDW-MCA).  PCT’s complaint asserts various claims, including breach of contract and unjust enrichment, based on the alleged failure of the Company to pay for services and goods provided by PCT under a January 10, 2012 letter agreement.  PCT seeks an unspecified amount of compensatory and other damages, plus interest and costs.  The Company filed an answer to the complaint on June 24, 2014 denying all liability, including on the grounds that the January 10, 2012 letter agreement is unenforceable and PCT failed to provide the goods and services it stated it would provide.  In connection with its answer to PCT’s complaint, the Company filed a counterclaim against PCT and a third-party complaint against NeoStem to seek, among other things, (i) a declaration that the January 10, 2012 letter agreement is unenforceable, (ii) monetary damages and (iii) rescission of equity securities the Company previously issued to NeoStem.  The Company intends to vigorously defend the claims by PCT and prosecute its claims against PCT and NeoStem.  As the lawsuit is at an early stage, the Company cannot at this time estimate the possible loss or range of loss, if any, that may result from this lawsuit.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2014, the Company issued 14,500 shares of common stock to a consultant pursuant to a settlement agreement.

On May 9, 2014, the Company issued 742,500 shares of common stock, previously vested and included in accrued stock compensation expense, to the members of the Board of Directors as part of the approved compensation plan.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certifications by James Green pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Steve Delmar pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLET SCIENCES, INC.

Date: September 11, 2014	By:	/s/ James Green
Name: James Green
Title: Chief Executive Officer
(principal executive officer)

Date: September 11, 2014	By:	/s/ Steve Delmar
Name: Steve Delmar
Title: Chief Financial Officer
(principal financial officer)