Form 10-Q
period 2014-10-31
Islet Sciences, Inc
filed 2014-12-12
CIK 1425919

[
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 001-34048
———————
Islet Sciences, Inc.
(Exact name of registrant as specified in its charter)
———————
Nevada	87-0531751
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6601 Six Forks Rd, Suite 140
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No x

As of December 8, 2014, there were 66,928,724 shares of the issuer’s common stock outstanding.

Part I – Financial Information

Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2014	2014
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$149,180	$1,141,380
Prepaid expenses	8,677	700
Security deposits	21,761	-
Total current assets	179,618	1,142,080

OTHER ASSETS
Intangible asset (Note 3)	1,367,000	1,367,000
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,478,107	3,478,107

TOTAL ASSETS	$3,657,725	$4,620,187

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,363,249	$3,271,174
Accrued stock compensation expenses (Note 4)	142,177	433,346
Notes payable - related parties	52,515	91,641
Total current liabilities	3,557,941	3,796,161

Deferred income taxes	547,000	547,000
Total liabilities	4,104,941	4,343,161

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding at October 31, 2014 and April 30, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
66,928,724 and 67,516,253 shares issued and outstanding at October 31, 2014 and April 30, 2014, respectively	66,930	67,517
Additional paid-in capital	20,996,181	20,598,242
Accumulated deficit	(21,510,327)	(20,388,733)
Total stockholders' equity (deficit)	(447,216)	277,026

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,657,725	$4,620,187

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	724,026	618,730	1,129,424	1,145,353
Research and development	57,509	-	115,840	766,000
Gain on early extingusihment of debt	(125,176)	-	(125,176)	-
Impairment loss	-	93,586	-	93,586
Total operating expenses	656,359	712,316	1,120,088	2,004,939

LOSS FROM OPERATIONS	(656,359)	(712,316)	(1,120,088)	(2,004,939)

OTHER INCOME (EXPENSE)
Interest expense	(706)	(2,887)	(1,506)	(5,118)
Total other expense	(706)	(715,203)	(1,506)	(5,118)

LOSS BEFORE INCOME TAXES	(657,065)	(715,203)	(1,121,594)	(2,010,057)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(657,065)	$(715,203)	$(1,121,594)	$(2,010,057)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.04)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	66,928,724	56,811,494	66,999,256	56,763,395

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,121,594)	$(2,010,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services and other	113,908	14,289
Gain on early extinguishment of debt	(125,176)	-
Derivative liability	-	(49,022)
Amortization of intangible asset	-	15,202
Impairment loss	-	93,586
Accrued stock compensation expenses	22,275	423,406
Change in operating assets and liabilities:
Security deposit	(21,761)	-
Prepaid expense	(7,977)	50,000
Accounts payable	217,251	1,279,158

Net cash used in operating activities	(923,074)	(183,438)

Cash flows from investing activities:
	-	-

Cash flows from financing activities:
Subscribed shares - not issued	-	80,000
Proceeds from notes payable - related parties	-	99,919
Payments on notes payable - related parties	(39,126)	-
Repurchase of stock	(30,000)	-

Net cash (used in) provided by financing activities	(69,126)	179,919

Net decrease in cash	(992,200)	(3,519)

Cash at beginning period	1,141,380	3,589

Cash at end period	$149,180	$70

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,506	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$313,444	$-

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim financial statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Islet Sciences, Inc. (“Islet Sciences”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2014 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on July 28, 2014. The results of operations for the three and six months ended October 31, 2014, are not necessarily indicative of the operating results for the full year.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  Since inception, the Company has accumulated losses of $21,510,327.  As of October 31, 2014, the Company had cash of $149,180. Further, the Company has incurred net losses of $1,121,594 and negative operating cash flows of $923,074 for the six months ended October 31, 2014. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. The Company’s continued operations will depend on its ability to raise funds through various potential sources such as debt and equity financing, as well as the mergers noted below. There can be no assurance that such capital will be available on favorable terms or at all. If the Company is unable to raise additional capital, the Company will likely be forced to curtail its desired development activities, which would delay the development of its product candidates.

Merger with BHV Pharma

In March 2014, the Company announced it had signed a binding letter of intent to enter into a merger agreement with Brighthaven Ventures, LLC d/b/a BHV Pharma (“BHV”) a privately held pharmaceutical company developing the SGLT2 inhibitor remogliflozin etabonate (“remogliflozin”) for type 2 diabetes and non-alcoholic steatohepatitis (“NASH”). Remogliflozin is currently in phase II clinical development.

On September 30, 2014, the Company and BHV entered into a merger agreement pursuant to which Islet Merger Sub will merge with and into Islet Sciences with Islet Sciences as the surviving entity, and Avogenx, our soon to be parent company, will acquire all of the outstanding membership interests of BHV in consideration for the issuance of an aggregate of 30 million shares of common stock of Avogenx to the BHV Members, to be adjusted for the Exchange Ratio, and additional milestone payments of $71 million upon the occurrence of certain development, regulatory and commercial milestones associated with the remogliflozin program, a number of shares of newly-issued Avogenx common stock equal in the aggregate to the (i) absolute dollar value of the applicable milestone, divided by (ii) the volume weighted average price of Avogenx common stock, as reported by Bloomberg L.P., for the thirty (30) trading days preceding the occurrence of each milestone. James Green and William Wilkison, the current members of BHV, are the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”), of the Company, respectively, and are the sole members of BHV.

In connection with the mergers, shares of Islet Sciences common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive shares of Avogenx common stock at a conversion rate of not less than three and not more than 40 shares of Islet Sciences common stock for one share of Avogenx common stock, with the effective number of shares of Islet Sciences common stock convertible into one share of Avogenx common stock to be determined by the Islet Sciences board of directors prior to the effective time of the merger (the “Exchange Ratio”). At December 8, 2014, 66,928,724 shares of common stock of Islet Sciences were outstanding. Upon completion of the merger transactions, shares of common stock of Islet Sciences held by such holders will be cancelled. Avogenx intends to apply to quote its common stock, as successor to Islet Sciences, on the OTCQB and upon the completion of the merger transactions, Avogenx common stock will trade under a new symbol. This transaction has not been completed as of December 12, 2014.

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

Concentration of Credit Risk

The Company maintains its cash balances at a credit-worthy financial institution and management believes the risk of loss of cash balances to be low. The Company’s cash balances were fully insured at October 31, 2014.

Intangible Assets

Intangible assets represent a patent acquired from a third party, which is recorded at cost and amortized over the remaining life of the patent. This patent was fully impaired and written off during the year ended April 30, 2014. Intangible assets also include the purchase of DiaKine Therapeutics, Inc. patent portfolio and know-how as in-process research and development (“IPR&D”). IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Definite lived intangibles are reviewed for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (FASB ASC 360).

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

At October 31, 2014, there are warrants to exercise 12,430,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. At October 31, 2013, 1,106,875 unvested shares of restricted common stock, warrants to exercise 6,466,794 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive

Research and Development

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

Recent Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. The Company will evaluate the effects of this update on its condensed consolidated financial statements when it generates revenues.

In June 2014, the FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard as of and for the six months ended October 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  ASU No. 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances.  The new standards will be effective for all entities in the first annual period ending December 15, 2016.  Earlier adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU No. 2014-15.

NOTE 3.  INTANGIBLE ASSET AND GOODWILL

On March 14, 2012, the Company acquired the IPR&D from DiaKine Therapeutics, Inc. As of October 31, 2014, the $1.4 million of acquired IPR&D is classified as indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill. The Company has not identified any triggering events at October 31, 2014 that would require additional analysis for potential impairment of its intangible assets and goodwill.

NOTE 4.  STOCKHOLDERS’ EQUITY

On July 31, 2014, an aggregate of 123,750 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the July 31, 2014 share price of $0.18 per share, or $22,275, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the six months ended October 31, 2014.

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

On October 30, 2013, as part of the employee agreements with the new CEO and COO, the Board of Directors granted each of them stock options to purchase 1.5 million shares of Company common stock at an exercise price of $0.265. The stock options will vest as follows: (i) 500,000 shares vesting on the 91st day from the option grant date, (ii) 1,000,000 shares vesting in equal installments of 200,000 on the last day of each 90 day period starting from the 91st day after the option grant date.  For the three and six months ended October 31, 2014, 200,000 and 400,000 stock options vested for each the CEO and COO. The Company recorded stock-based compensation of $54,886 and $109,715 for the vested stock options as general and administrative expenses within the condensed consolidated statements of operations for the three and six months ended October 31, 2014.

On May 22, 2014, as part of the employee agreement with the new Chief Financial Officer, the Board of Directors granted stock options to purchase 300,000 shares of Company common stock at an exercise price of $0.23. The stock options will vest over 48 months. The Company recorded stock-based compensation of $2,483 and $4,193 for the vested stock options as general and administrative expenses within the condensed consolidated statements of operations for the three and six months ended October 31, 2014.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Licenses

On May 2, 2012, the Company, entered into a license agreement with the Yale University (“Yale”). Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty on net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. The agreement can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by Yale. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due to Yale under the agreement.  During the three months ended October 31, 2014 and 2013, the Company expensed approximately $0 and $58,000, respectively, within the consolidated statements of operations. During the six months ended October 31, 2014 and 2013, the Company expensed approximately $0 and $77,000, respectively.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty on net sales. The agreement was mutually terminated on September 24, 2014, with among other terms, the Company relinquishing its rights under the license and Winthrop waiving all past due amounts.  During the six months ended October 31, 2014, the Company had a gain of approximately $125,000 from the early extinguishment of debt representing the accumulated amounts past due under the licensing agreement. During the three and six months ended October 31, 2013, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $0 and $62,000, respectively, related to this contract.

Related Party Transactions

The Company borrowed $25,880 from its former CEO. Promissory notes were issued for these amounts.  Repayments of $5,000 were made during the six months ended October 31, 2014. The balance at October 31, 2014 was $8,475.

During the year ended April 30, 2014, one of the Company’s Board Members loaned the Company a total of $74,531 at a 6.5% interest rate.  A promissory note was issued for this amount. Repayments of $20,000 were made during the six months ended October 31, 2014, which included $800 of accrued interest.  The balance at October 31, 2014 was $44,040 which includes $697 of accrued interest for the three months ended October 31, 2014.

A contractor of the Company loaned the Company $15,623. Payments of $15,623 have been made during the six months ended October 31, 2014.  The remaining balance at October 31, 2014 was $0.

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

On October 25, 2013, the Company entered into a settlement agreement with Sand Dollar Partners, LLC.  At a hearing on February 21, 2014, the Company and Sand Dollar agreed to amend the settlement agreement whereby, Sand Dollar placed in escrow all of the Company’s common stock it held and retained a broker dealer to sell sufficient shares to receive $500,000 in cash and to pay fees to the broker dealer. Additionally, the Company agreed to issue 130,000 warrants that will vest over the next three years and make a $30,000 payment on May 15, 2014.  The Company issued these warrants and made the $30,000 payment on May 15, 2014, fully completing the settlement. The broker-dealer sold 2,247,200 shares of the Company’s escrowed stock to settle the obligation and the Company has received back the remaining 1,344,529 shares of its common stock. The sale of these shares and the return of the remaining shares had no impact on the condensed consolidated financial statements.

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

In July 2012, a complaint was filed against the Company and John Steel in the United States District Court for the District of Utah, Central Division for infringement and misappropriation of a patent. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders is baseless. The complaint sought monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. On January 8, 2013, the Court dismissed the plaintiff’s action for lack of recoverable damages. The plaintiffs refiled their claim and the Company has filed a motion with the Court for dismissal. The Company believes the plaintiffs’ claims to be without merit and will continue to vigorously defend against this action and has determined that it is unlikely any damages will be paid notwithstanding the foregoing, the parties previously entered into a settlement agreement and there is currently pending a motion to enforce such agreement, which would resolve the litigation.

NOTE 6. SUBSEQUENT EVENTS

The Company entered into an operating lease on October 1, 2014. The lease calls for escalating payments starting at approximately $11,000 and it's for a term of ten years.

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

Recent Developments

On September 30, 2014, the Company and BHV entered into a merger agreement pursuant to which Islet Merger Sub will merge with and into Islet Sciences with Islet Sciences as the surviving entity, and Avogenx will acquire all of the outstanding membership interests of BHV. In consideration for the issuance of an aggregate of 30 million shares of common stock of Avogenx to the BHV Members, to be adjusted for the Exchange Ratio as defined in the agreement, and additional milestone payments of $71 million upon the occurrence of certain development, regulatory and commercial milestones associated with the remogliflozin program, a number of shares of newly-issued Avogenx common stock equal in the aggregate to the (i) absolute dollar value of the applicable milestone, divided by (ii) the volume weighted average price of Avogenx common stock, as reported by Bloomberg L.P., for the thirty (30) trading days preceding the occurrence of each

In August 2014, BHV granted an exclusive license to LIBBS North America, LLC (“LIBBS”), a wholly-owned subsidiary of LIBBS Farmacêutica Ltda. of Brazil, for the development and commercialization of Remogliflozin for all human therapeutic, palliative, and prophylactic uses in certain countries in Latin America, including Brazil. In exchange for these rights, LIBBS is required to make a payment to BHV upon our submission of the study protocol for the currently-planned phase IIb study of Remogliflozin for type 2 diabetes to the FDA and approval of the protocol by the responsible Institutional Review Board, and to make profit-sharing and royalty payments to BHV based on sales of Remogliflozin in LIBBS’s exclusive territory. LIBBS also agreed to pay for the cost of the currently-planned phase IIb study of Remogliflozin for type 2 diabetes, up to an agreed maximum amount. LIBBS is required to use commercially reasonable efforts to develop and commercialize Remogliflozin in LIBBS’s exclusive territory at LIBBS’s cost.

Going Concern

The condensed consolidated financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We have incurred $21,510,357 in accumulated losses through October 31, 2014, and as of that date our cash position was $149,180. We have incurred net losses of $1,121,594 and negative operating cash flows of $923,074 for the six months ended October 31, 2014. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Our current plans involve raising additional capital and renegotiating contracts, both of which are ongoing, as well as the mergers noted previously. Although we have had success in raising capital in the past, there cannot be any assurance that this will success will continue in future periods which is necessary to fund our future capital requirements, research, and operations.

Results of Operations

Three Months Ended October 31, 2014 and 2013

There were no revenues for the three months ended October 31, 2014 and 2013.

During the three months ended October 31, 2014, general and administrative expenses totaled $724,026 compared to $618,730 for the three months ended October 31, 2013. General and administrative expenses for the three months ended October 31, 2014 included approximately $545,000 for professional fees, which includes legal fees for the Company and BHV related to the merger, approximately $35,000 for stock compensation for the Board of Directors and employees, approximately $83,000 for employee payroll and benefits and approximately $29,000 for investor relations. General and administrative expenses for the three months ended October 31, 2013 included approximately $350,000 for professional fees, approximately $104,000 for stock compensation for the Board of Directors and consultants, $80,000 to settle a past indemnification agreement, and approximately $67,000 for consulting fees.

During the three months ended October 31, 2014, research and development expenses totaled $57,509 compared to zero expenses, for the three months ended October 31, 2013. The primary reason for the increase in research and development expenses was for payroll, benefits and stock based compensation expense incurred during the quarter.    During the three months ended October 31, 2013, research and development expenses were significantly reduced as development projects were curtailed, consulting expenses and Scientific Advisory Board expenses were reduced and a credit was received due to a negotiated termination of a research grant. During the three months ended October 31, 2013, management determined that the Company did not expect to realize the economic benefit from the claims associated with the MicroIslet intellectual property; therefore, the Company incurred an impairment of this asset of $93,586.

During the quarter ended October 31, 2014, the Company terminated and settled the Winthrop license agreement resulting in a gain of approximately $125,000 from the early extinguishment of debt.

During the three months ending October 31, 2013, Management determined that the Company did not expect to realize economic benefit from the claims associated with the MicroIslet Intellectual Property; therefore, the Company recorded an impairment of this asset of $93,586.

Six Months Ended October 31, 2014 and 2013

There were no revenues for the six months ended October 31, 2014 and 2013.

During the six months ended October 31, 2014, general and administrative expenses totaled $1,129,424 compared to $1,145,353 for the same period in 2013. General and administrative expenses for the six months ended October 31, 2014 included approximately $799,000 for professional fees, which includes legal fees for the Company and BHV related to the merger, approximately $92,000 for stock compensation for the Board of Directors and employees, approximately $157,000 for employee payroll and benefits and approximately $36,000 for investor relations.

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

During the six months ended October 31, 2014, research and development expenses totaled $115,840 compared to $766,000, for the same period in 2013. The primary reason for the decrease in research and development expenses was due to the limited capital available to perform any such activities which resulted in a decrease in project related costs, consulting and Scientific Advisory Board expenses. During the three months ended October 31, 2014, the Company incurred approximately $114,000 for payroll, benefits and stock based compensation expense.

During the six months ended October 31, 2013, the Company negotiated the termination of a research grant and obtained credits totaling approximately $154,000.  The research and development expenses were also reduced due to the reduction of the derivative liability for NeoStem by approximately $46,000. The Company incurred consulting expenses of approximately $98,000 and work performed by universities amounting to approximately $215,000. Development of protocols for the treatment and commercialization of patented technologies relating to the Spring Point Project were approximately $350,000 and were reduced due to the termination of their contracts. Scientific Advisory Board expenses were approximately $291,000 which includes stock compensation expense of $220,000.

During the six months ended October 31, 2014, the company terminated and settled the Winthrop License Agreement resulting in a gain of approximately $125,000 from the early extinguishment of debt.

During the six months ending October 31, 2013, Management determined that the Company did not expect to realize economic benefit from the claims associated with the MicroIslet Intellectual Property; therefore, the Company recorded an impairment of this asset of $93,586.

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

Management has determined that to allow us to continue our operations we therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of October 31, 2014, we had $149,180 cash on hand. We intend to raise additional capital from investors to finance our operations. There can be no assurance that such capital will be available on favorable terms or at all. If we are unable to raise additional capital, we may be forced to curtail our operations.

Operating Activities

During the six month periods ending October 31, 2014 and 2013, cash used in operating activities was $923,074 and $183,438, respectively.  The increase of cash used in operating activities is primarily attributable to the losses incurred, reduced by differences in borrowing on accounts payable and accrued stock compensation expense.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock. During the six months ended October 31, 2014, $69,126 of cash was used by financing activities due to the re-payment of related party notes and the final payment of the Sand Dollar settlement. During the six months ended October 31, 2013, $179,919 was provided by financing activities although no cash was provided by financing activities from the private placement of common stock.  However, we did obtain approximately $100,000 in financing from related parties and $80,000 to settle a past indemnification agreement.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. In making this assessment, the CEO and CFO used the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

On October 25, 2013, the Company entered into a settlement agreement with Sand Dollar Partners, LLC.  At a hearing on February 21, 2014, the Company and Sand Dollar agreed to amend the settlement agreement whereby, Sand Dollar placed in escrow all of the Company’s common stock it held and retained a broker dealer to sell sufficient shares to receive $500,000 in cash and to pay fees to the broker dealer. Additionally, the Company agreed to issue 130,000 warrants that will vest over the next three years and make a $30,000 payment on May 15, 2014.  The Company issued these warrants and made the $30,000 payment on May 15, 2014 fully completing the settlement. The broker-dealer sold 2,247,200 shares of the Company’s escrowed stock to settle the obligation and the Company has received back the remaining 1,344,529 shares of its common stock.

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

In July 2012, a complaint was filed against the Company and John Steel in the United States District Court for the District of Utah, Central Division for infringement and misappropriation of a patent. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders is baseless. The complaint sought monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. On January 8, 2013, the Court dismissed the plaintiff’s action for lack of recoverable damages. The plaintiffs refiled their claim and the Company has filed a motion with the Court for dismissal. The Company believes the plaintiffs’ claims to be without merit and will continue to vigorously defend against this action and has determined that it is unlikely any damages will be paid notwithstanding the foregoing, the parties previously entered into a settlement agreement and there is currently pending a motion to enforce such agreement, which would resolve the litigation.

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

ISLET SCIENCES, INC.

December 12, 2014	By:	/s/ James Green
James Green
Chief Executive Officer
(principal executive officer)

ISLET SCIENCES, INC.

December 12, 2014	By:	/s/ Steve Delmar
Steve Delmar
Chief Financial Officer
(principal financial officer)