Form 10-Q
period 2015-01-31
Islet Sciences, Inc
filed 2015-04-22
CIK 1425919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 001-34048

———————

Islet Sciences, Inc.
(Exact name of registrant as specified in its charter)

———————

Nevada	87-0531751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 20, 2015, there were 66,928,724 shares of the issuer’s common stock outstanding.

Part I – Financial Information
Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$23,938	$1,141,380
Prepaid expenses	14,098	700
Security deposits	21,761	-
Total current assets	59,797	1,142,080

OTHER ASSETS
Fixed assets, net	5,284	-
Intangible asset (Note 3)	1,367,000	1,367,000
Goodwill (Note 3)	2,111,107	2,111,107
Total other assets	3,483,391	3,478,107

TOTAL ASSETS	$3,543,188	$4,620,187

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,536,284	$3,271,174
Accrued expenses	65,805	-
Accrued stock compensation expenses (Note 4)	142,177	433,346
Notes payable - related parties	53,212	91,641
Total current liabilities	3,797,478	3,796,161

Deferred income taxes	547,000	547,000
Total liabilities	4,344,478	4,343,161

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at January 31, 2015 and April 30, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 66,928,724 and 67,516,253 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively	66,929	67,517
Additional paid-in capital	21,053,550	20,598,242
Accumulated deficit	(21,921,769)	(20,388,733)
Total stockholders' equity (deficit)	(801,290)	277,026

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,543,188	$4,620,187

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	340,200	303,187	1,470,408	1,448,539
Research and development	69,761	60,671	185,601	826,672
Gain on early extingusihment of debt	-	-	(125,176)	-
Impairment loss	-	-	-	93,586
Total operating expenses	409,961	363,858	1,530,833	2,368,797

LOSS FROM OPERATIONS	(409,961)	(363,858)	(1,530,833)	(2,368,797)

OTHER INCOME (EXPENSE)
Interest expense	(697)	(3,261)	(2,203)	(8,379)
Total other expense	(697)	(367,119)	(2,203)	(8,379)

LOSS BEFORE INCOME TAXES	(410,658)	(367,119)	(1,533,036)	(2,377,176)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(410,658)	$(367,119)	$(1,533,036)	$(2,377,176)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	66,928,724	57,377,363	66,975,746	57,201,324

See notes to condensed consolidated financial statements

Islet Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,533,036)	$(2,377,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128	-
Stock based compensation for services and other	171,276	14,288
Gain on early extinguishment of debt	(125,176)	-
Derivative liability	-	(58,588)
Accrued stock compensation expenses	22,275	482,500
Amortization of intangible asset	-	15,202
Impairment loss	-	93,586
Deferred rent	35,468	-
Change in operating assets and liabilities:
Security deposit	(21,761)	-
Prepaid expense	(13,398)	(195,000)
Accounts payable	390,286	1,426,953
Accrued expenses	30,337	-

Net cash used in operating activities	(1,043,601)	(598,235)

Cash flows from investing activities:
Purchase of fixed assets	(5,412)	-

Net cash used in investing activities	(5,412)	-

Cash flows from financing activities:
Subscribed shares - not issued	-	520,400
Proceeds from notes payable - related parties	-	106,076
Payments on notes payable - related parties	(38,429)	-
Repurchase of stock	(30,000)	-

Net cash (used in) provided by financing activities	(68,429)	626,476

Net (decrease) increase in cash	(1,117,442)	28,241

Cash at beginning period	1,141,380	3,589

Cash at end period	$23,938	$31,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,203	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for settlement of accrued expenses	$313,444	$-
Common stock issued for subscribed shares liability	$-	$176,600
Shares isssued to escrow as security for legal expenses	$-	$700

See notes to condensed consolidated financial statements

 Islet Sciences, Inc. and Subsidiary
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2014 financial statements and notes thereto included within the report on Form 10-K filed with the SEC on July 28, 2014. The results of operations for the three and nine months ended January 31, 2015, are not necessarily indicative of the operating results for the full year.

NOTE 1.  DESCRIPTION OF BUSINESS

Description of Business

We are a biotechnology company engaged in the research, development, and commercialization of new medicines and technologies for the treatment of metabolic disease and related indications where there is significant unmet medical need. The rising incidence of obesity is associated with many obesity-related health complications, including cardiovascular disease, diabetes, hyperlipidemia, hypertension, nonalcoholic fatty liver disease/steatohepatitis (NAFLD/NASH). This constellation is also recognized as the metabolic syndrome and is characterized by underlying insulin resistance.  These various diseases have interrelated risk factors and markers, such that often treatment of one disease may allow new therapies and opportunities for treatment in one of these related indications.  Our focused effort to develop new therapies for metabolic related diseases establishes us as a recognized leader in a large and growing market.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  Since inception, the Company has accumulated losses of $21,921,769.  As of January 31, 2015, the Company had cash of $23,938. Further, the Company has incurred net losses of $1,533,036 and negative operating cash flows of $1,043,601 for the nine months ended January 31, 2015. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. The Company’s continued operations will depend on its ability to raise funds through various potential sources such as debt and equity financing and partnership arrangements.  As noted below, the Company has signed as license agreement that to become effective requires the raise of a minimum of $10 million in new capital. There can be no assurance that such capital will be available on favorable terms, within the time frame required or at all. If the Company is unable to raise additional capital, the Company will likely be forced to curtail its desired development activities or cease operations all together, which would delay the development of its product candidates.

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

Concentration of Credit Risk

The Company maintains its cash balances at a credit-worthy financial institution and management believes the risk of loss of cash balances to be low. The Company’s cash balances were fully insured at January 31, 2015.

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

At January 31, 2015, there are warrants to exercise 12,430,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. At January 31, 2014, 371,250 unvested shares of restricted common stock and warrants to exercise 7,576,798 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, contract services and other outside expenses. Research and development costs are charged to operations when incurred.

Stock Based Compensation

Stock awards

FASB ASC 718, Compensation-Stock Compensation (FASB ASC 718), requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the condensed consolidated statement of operations over the requisite service period.FASB ASC 718 requires all share based payments to employees, including grants of employee stock option, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options.  As allowed by FASB ASC 718, for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of three companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant valuation. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The Company has not issued stock options to nonemployees.

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

Recent Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU No. 2014-09), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. The Company will evaluate the effects of this update on its condensed consolidated financial statements when it generates revenues.

In June 2014, the FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard as of and for the three and nine months ended January 31, 2015.

In August 2014, the FASB issued, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU No. 2014-15).  ASU No. 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances.  The new standards will be effective for all entities in the first annual period ending December 15, 2016.  Earlier adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU No. 2014-15.

NOTE 3.  INTANGIBLE ASSETS AND GOODWILL

On March 14, 2012, the Company acquired the IPR&D from DiaKine Therapeutics, Inc. As of January 31, 2015, the $1.4 million of acquired IPR&D is classified as indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2.1 million of goodwill. The Company has not identified any triggering events at January 31, 2015 that would require additional analysis for potential impairment of its intangible assets and goodwill.

NOTE 4.  STOCKHOLDERS’ EQUITY (DEFICIT)

On October 30, 2013, as part of the employee agreements with the new CEO and COO, the Board of Directors granted each of them stock options to purchase 1.5 million shares of Company common stock at an exercise price of $0.265. The stock options will vest as follows: (i) 500,000 shares vesting on the 91st day from the option grant date, (ii) 1,000,000 shares vesting in equal installments of 200,000 on the last day of each 90 day period starting from the 91st day after the option grant date.  For the three and nine months ended January 31, 2015, 200,000 and 600,000 stock options vested for each the CEO and COO. The Company recorded stock-based compensation of $54,886 and $164,657 for the vested stock options as general and administrative and research and development expenses within the condensed consolidated statements of operations for the three and nine months ended January 31, 2015.

On July 31, 2014, an aggregate of 123,750 shares of its common stock issuable to members of the Board of Directors fully vested. The Company valued these shares based on the July 31, 2014 share price of $0.18 per share, or $22,275, and recorded it to accrued stock compensation expense until the common stock is issued. The Company has included these costs as general and administrative expenses within the condensed consolidated statements of operations for the nine months ended January 31, 2015.

On June 4, 2014, the Company issued 14,500 shares of common stock to a consultant pursuant to a settlement agreement.  The Company valued these shares at $48,000 and were included in accrued stock compensation expense at April 30, 2014.

On May 22, 2014, as part of the employee agreement with the new Chief Financial Officer, the Board of Directors granted stock options to purchase 300,000 shares of Company common stock at an exercise price of $0.23. The stock options will vest over 48 months. The Company recorded stock-based compensation of $2,483 and $6,619 for the vested stock options as general and administrative expenses within the condensed consolidated statements of operations for the three and nine months ended January 31, 2015.

On May 9, 2014, the Company issued 742,500 shares of common stock, previously vested and included in accrued stock compensation expense valued at $265,444 to the members of the Board of Directors as part of the approved compensation plan.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Licenses

On May 2, 2012, the Company entered into a license agreement with the Yale University (“Yale”). Under the agreement, the Company received exclusive license to the technology patented by Yale. In consideration of the license granted under the agreement, the Company paid Yale a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issued 20,000 shares of its common stock, and agreed to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Yale a royalty on net sales. The agreement will expire automatically, on a country-by-country basis, on the date on which the last of the claims of the subject patents expires. The agreement can be terminated by Yale if the Company defaults on its obligations under the agreement and fails to cure such default within 60 days of a written notice by Yale. The Company can terminate the agreement upon a six month notice subject to payment of all amounts due to Yale under the agreement.  During the three months ended January 31, 2015 and 2014, the Company expensed approximately $0 and $10,000, respectively, within the consolidated statements of operations. During the nine months ended January 31, 2015 and 2014, the Company expensed approximately $0 and $87,000, net of a credit of approximately $118,000 for current and past services, respectively.

On July 23, 2012, the Company entered into a licensing agreement with the Winthrop University Hospital (“Winthrop”) to license certain patents and technology. In consideration of the license granted under the agreement, the Company agreed to pay to Winthrop a license issue royalty of $10,000 (plus a $10,000 annual renewal fee) and issue 20,000 shares of its common stock, and to pay certain milestones royalties by issuing an aggregate of 160,000 shares of common stock. The Company also agreed to pay to Winthrop a royalty on net sales. The agreement was mutually terminated on September 24, 2014, with among other terms, the Company relinquishing its rights under the license and Winthrop waiving all past due amounts.  During the nine months ended January 31, 2015, the Company had a gain of approximately $125,000 from the early extinguishment of debt representing the accumulated amounts past due under the licensing agreement. During the nine months ended January 31, 2014, the Company expensed as research and development expense within the condensed consolidated statements of operations of approximately $62,000, related to this contract.

Properties

On November 1, 2014, the Company moved into a new corporate headquarters located in Raleigh, North Carolina. The lease term is for ten years and five months and requires minimum lease payments totaling approximately $1,478,000 over the term of the lease. The lease term is anticipated to end in February 2025.

Related Party Transactions

During the year ended April 30, 2014, the Company borrowed $25,880 from its former CEO. Promissory notes were issued for these amounts.  Repayments of $5,000 were made during the nine months ended January 31, 2015. The balance at January 31, 2015 was $8,475.

During the year ended April 30, 2014, one of the Company’s Board Members loaned the Company a total of $74,531 at a 6.5% interest rate.  A promissory note was issued for this amount. Repayments of $20,000 were made during the nine months ended January 31, 2015 which included $800 of accrued interest.  The balance at January 31, 2015 was $44,737 which includes $1,394 of accrued interest for the nine months ended January 31, 2015.

A contractor of the Company loaned the Company $15,623. Payments of $15,623 have been made during the nine months ended January 31, 2015.  The remaining balance at January 31, 2015 was $0.

On March 3, 2015, the Company, entered into a license agreement with Brighthaven Ventures, LLC ("BHV") for exclusive rights to develop and commercialize the SGLT2 inhibitor remogliflozin etabonate ("remogliflozin") as noted in the Subsequent Events note below. James Green, the Company’s President, Chief Executive Officer and director, and William Wilkison, the Company’s Chief Operating Officer and director, are Members of BHV.  Each of Mr. Green and Dr. Wilkison owns 50% of the outstanding membership interests of BHV.

Litigation

In April 2012, Sand Dollar Partners, LLC (“Sand Dollar”), a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, our wholly-owned subsidiary, John Steel, our former CEO and director, and Jonathan Lakey, our former director. In 2010, Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contended that it was entitled to issuance of additional shares and nomination of one board member.

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

On April 25, 2014, Progenitor Cell Therapy, LLC (“PCT”), filed a lawsuit against the Company in the United States District Court for the District of New Jersey.  PCT’s complaint asserts various claims, including breach of contract and unjust enrichment, based on the alleged failure of the Company to pay for services and goods provided by PCT under a January 10, 2012 letter agreement.  PCT seeks an unspecified amount of compensatory and other damages, plus interest and costs.  The Company filed an answer to the complaint on June 24, 2014 denying all liability, including on the grounds that the January 10, 2012 letter agreement is unenforceable and PCT failed to provide the goods and services it stated it would provide.  In connection with its answer to PCT’s complaint, the Company filed a counterclaim against PCT and a third-party complaint against NeoStem to seek, among other things, (i) a declaration that the January 10, 2012 letter agreement is unenforceable, (ii) monetary damages and (iii) rescission of equity securities the Company previously issued to NeoStem.  The Company intends to vigorously defend the claims by PCT and prosecute its claims against PCT and NeoStem.  As the lawsuit is at an early stage, the Company cannot at this time estimate the possible loss or range of loss, if any, that may result from this lawsuit.

In July 2012, a complaint was filed against the Company and John Steel in the United States District Court for the District of Utah, Central Division for infringement and misappropriation of a patent. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have never been assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders is baseless. The complaint sought monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. On January 8, 2013, the Court dismissed the plaintiff’s action for lack of recoverable damages. The plaintiffs refiled their claim and the Company has filed a motion with the Court for dismissal. On February 24, 2015 at a hearing, the Court dismissed certain cause for actions of the plaintiffs’ claims and granted the plaintiffs leave to file a second amended complaint to attempt to remedy the deficiencies the court identified at the hearing.  The Court also denied a motion for declaratory judgment to enforce a settlement agreement brought by an intervenor in the action The Company believes the plaintiffs’ claims to be without merit and will continue to vigorously defend against this action and has determined that it is unlikely any damages will be paid.  Based upon recent actions, the Company cannot at this time estimate the possible loss or range of loss, if any, that may result from this lawsuit.

NOTE 6.  SUBSEQUENT EVENTS

On March 3, 2015, the Company, entered into a license agreement with BHV for exclusive rights to develop and commercialize the SGLT2 inhibitor remogliflozin.

Upon effectiveness of the license agreement, the Company will be granted exclusive rights to remogliflozin in the global territory outside of Japan, Korea, Taiwan, China, and Latin America. In addition to an upfront fee of $5 million, the Company is required to pay up to $35.1 million pre-regulatory approval and up to $76.75 million post-regulatory approval, if certain development, regulatory and commercial milestones are successfully achieved, to BHV and Kissei Pharmaceuticals Ltd.. Royalties under the license agreement are due on net sales in the territory during the term of the agreement. The exclusive license will only become effective upon the Company raising a minimum of $10 million and paying BHV the upfront fee by May 31, 2015.

On September 30, 2014, the Company entered into a Merger Agreement with BHV. The parties to the Merger Agreement were the Company, BHV, each of the members of BHV (the “BHV Members”), Avogenx, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Avogenx”), and Islet Merger Sub, Inc., a Nevada corporation and a direct wholly owned subsidiary of Avogenx (“Merger Sub”).  Concurrent with entering into the exclusive license agreement, the previously executed merger agreement has been terminated effective March 3, 2015. As a result of the termination of the merger agreement, Avogenx withdrawn its previously filed Form S-4 registration statement related to the merger.

On March 24, 2015, Richard Schoninger, Jacqueline Schoninger, Scott Schoninger, Gerald Allen, and Cova Capital Partners, LLC ("Plaintiffs"), filed a lawsuit against James Green and William Wilkison, members of our Board of Directors and our CEO and COO, respectively, in the United States District Court for the Southern District of New York (Case No. 15-cv-2233).   Plaintiffs' complaint asserts various claims, including breach of contract, fraud, and unjust enrichment relating to a merger agreement entered into between us and Brighthaven Ventures L.L.C. ("BHV").  Plaintiffs seek an unspecified amount of compensatory damages, $100,000,000 in punitive damages, that a constructive trust be placed upon defendants' ownership in BHV and interest and costs. The Company is not a party to the action and is unable to determine at this time what effects this action will have on the Company and it operations and finances.

On March 19, 2015, Joel Perlin, a member of our Board of Directors and the Avogenx, Inc. Board of Directors, resigned from each Board to devote time to other matters.

On March 26, 2015, Dr. Michael Luther, a member of our Board of Directors and the Avogenx, Inc. Board of Directors, resigned from each Board.  In his resignation letter, Dr. Luther stated he did not have the time required to contribute as a board member to ensure that Islet achieves its goals.

On April 17, 2015, the Company’s Board of Directors appointed three new directors, to fill vacancies subject to their acceptance of the appointments.  As of the date of this Report, the Company has not yet received acceptances of the appointments.

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

Overview

We are a biotechnology company engaged in the research, development, and commercialization of new medicines and technologies for the treatment of metabolic disease and related indications where there is significant unmet medical need. The rising incidence of obesity is associated with many obesity-related health complications, including cardiovascular disease, diabetes, hyperlipidemia, hypertension, nonalcoholic fatty liver disease/steatohepatitis (NAFLD/NASH). This constellation is also recognized as the metabolic syndrome and is characterized by underlying insulin resistance.  These various diseases have interrelated risk factors and markers, such that often treatment of one disease may allow new therapies and opportunities for treatment in one of these related indications.  Our focused effort to develop new therapies for metabolic related diseases establishes us as a recognized leader in a large and growing market.

Recent Developments

On September 30, 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, BHV, a North Carolina limited liability company, Avogenx, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Avogenx”), Islet Merger Sub, Inc., a Nevada corporation and a direct wholly owned subsidiary of Avogenx, and each of the members of BHV (the “BHV Members”).  On March 3, 2015, the Company entered into an exclusive license agreement (the “License Agreement”) with BHV, and in connection therewith the parties to the Merger Agreement entered into a termination agreement (the “Termination Agreement”) terminating the Merger Agreement.

Pursuant to the License Agreement, if certain conditions are met as described below, the Company will receive (i) an exclusive sublicense to develop and commercialize pharmaceutical preparations containing the novel sodium-glucose cotransporter 2 inhibitors (“SGLT2”) remogliflozin and remogliflozin etabonate (the “Products”) and (ii) an exclusive license to a biphasic formulation technology for the development and commercialization of the Products.   BHV holds an exclusive license for the development and commercialization of the Products from their current owner, Kissei Pharmaceutical Co., Ltd. (“Kissei”).  The Products are currently in Phase IIb development for Type II Diabetes and Non-alcoholic Steatohepatitis, commonly referred to as “NASH.”

The licenses granted under the License Agreement will become effective only if, on or before May 31, 2015, (i) the Company receives not less than $10,000,000 in additional equity or debt financing and (ii) the Company pays to BHV $5,000,000 as an upfront payment for the license.  In the event that these conditions are not met, the Company will not receive any rights to the Products, and the License Agreement will automatically terminate on May 31, 2015.  Upon effectiveness, the territory for the licenses granted under the License Agreement is all countries of the world except for Japan, Korea, Taiwan, China and Latin America (Brazil, Argentina, Bolivia, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela) (the “Territory”).

Upon effectiveness of the licenses under the License Agreement, the Company will be required to pay BHV and Kissei up to $35.1 million pre-regulatory approval and up to an additional $76.75 million post-regulatory approval if certain development, regulatory and commercial milestones are successfully achieved. Royalties under the License Agreement will be due to BHV and Kissei on net sales in the Territory during the term of the License Agreement. In addition to the upfront and milestone payments and royalties payable by the Company to BHV, in the event that the Company grants any option, sublicense or other right, or otherwise transfers or assigns any right, in the Products to a third party prior to phase 3, the Company will be required to pay to BHV a percentage of such compensation under certain circumstances.

Pursuant to the Termination Agreement entered into simultaneously with the License Agreement, the Merger Agreement was terminated effective immediately.  The Termination Agreement provides that certain provisions of the Merger Agreement will survive, including provisions relating to confidentiality and the Company’s obligation to pay BHV’s expenses incurred in connection with the Merger Agreement.  In addition, the Termination Agreement contains general releases by the parties, requires the Company to indemnify BHV and the BHV Members and provides that the Company will be responsible for all costs and expenses incurred by any party to the Termination Agreement (including BHV and the BHV Members) in connection with the Termination Agreement, the Merger Agreement and the transactions contemplated thereby and the entry into and the negotiation of the License Agreement. As a result of the termination of the Merger Agreement, Avogenx withdrew its previously filed registration statement on Form S-4 relating to the Merger Agreement.

Further details concerining the License Agreement and Termination Agreement, can be found in the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015 (the “8-K”).  The foregoing description of the License Agreement and Termination Agreement is only a summary and is qualified in its entirety by reference to the License Agreement and Termination Agreement, which are attached to the 8-K (in redacted form and subject to a Confidential Treatment Request in the case of the License Agreement).

Director Resignations and Appointments

On March 19, 2015, Joel Perlin, a member of our Board of Directors and the Avogenx, Inc. Board of Directors, resigned from each Board to devote time to other matters.

On March 26, 2015, Dr. Michael Luther, a member of our Board of Directors and the Avogenx, Inc. Board of Directors, resigned from each Board.  In his resignation letter, Dr. Luther stated he did not have the time required to contribute as a board member to ensure that Islet achieves its

On April 17, 2015, the Company’s Board of Directors appointed three new directors, to fill vacancies subject to their acceptance of the appointments.  As of the date of this Report, the Company has not yet received acceptances of the appointments.

Going Concern

The condensed consolidated financial statements included elsewhere in this current report on Form 10-Q have been prepared assuming we will continue as a going concern. We incurred operating losses and negative operating cash flows through January 31, 2015, and as of that date our cash position was $23,938. We have incurred net losses of $1,533,036 and negative operating cash flows of $1,043,601 for the nine months ended January 31, 2015. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the costs of licenses the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Our current plans involve raising significant additional capital to make effective the license described above and to provide operating capital and funds to develop the products. Although we have had success in raising capital in the past, there cannot be any assurance that this success will continue in future periods which is necessary to fund our future capital requirements, research, and operations.

Results of Operations

Three Months Ended January 31, 2015 and 2014

There were no revenues for the three months ended January 31, 2015 and 2014.

During the three month ended January 31, 2015, general and administrative expenses totaled $340,200 compared to $303,187 for the three months ended January 31, 2014. The primary reason for the increase in general and administrative expenses was due to the increase of payroll expenses of approximately $82,000 offset by a reduction of approximately $67,000 in stock based compensation.  General and administrative expenses for the three months ended January 31, 2015 included approximately $170,000 for professional fees, $82,000 for payroll and benefits, $22,000 for rent, $13,000 for investor relations and approximately $35,000 for stock based compensation. General and administrative expenses for the three months ended January 31, 2014 included approximately $177,000 for professional fees and approximately $102,000 for stock compensation for the Board of Directors.

During the three months ended January 31, 2015, research and development expenses totaled $69,761 compared to $60,671 for the three months ended January 31, 2014. The research and development expenses increased slightly due to a negotiated termination of a license agreement and other credits totaling $25,300 offsetting consulting expenses which totaled approximately $85,000 for the three months ended January 31, 2015.

Nine Months Ended January 31, 2015 and 2014

There were no revenues for the nine months ended January 31, 2015 and 2014.

During the nine months ended January 31, 2015, general and administrative expenses totaled $1,470,408 compared to $1,448,539 for the same period in 2014. General and administrative expenses for the nine months ended January 31, 2015 consisted primarily of professional fees of approximately $969,000, payroll and benefits of $239,000, stock based compensation of $128,000, insurance of $46,000, investor relations and press releases of $49,000 and rent expense of $22,000.  General and administrative expenses for the nine months ended January 31, 2014 consisted of professional and consulting fees of approximately $932,000, stock based compensation expense for the Board of Directors and consultants of approximately $262,000, travel expenses of approximately $56,000, and settlement of a past indemnification agreement of $80,000.

During the nine months ended January 31, 2015, research and development expenses totaled $69,761 compared to $60,671 for the three months ended January 31, 2014. The research and development expenses increased slightly due to a negotiated termination of a license agreement and other credits totaling $25,300 offsetting consulting expenses which totaled approximately $85,000 for the three months ended January 31, 2015.

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and debt and we are currently solely dependent on raising capital to support our operations. We have not generated revenues from sales of products and have had losses since inception. We anticipate that we will incur substantial additional operating losses in the future as we progress in our research and development programs. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain.

Management has determined that to allow us to continue our operations we will need significant additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. As of January 31, 2015, we had $23,938 cash on hand. As of the date of this Report, we do not have any cash on hand and our officers are continmuing to work while the Company accrues their salaries in order to continue the Company’s efforts to obtain financing.  We intend to raise additional capital from investors to finance our operations, to make effective the License Agreement described above and to further develop our products. There can be no assurance that such capital will be available on favorable terms, in the time required, or at all. If we are unable to raise additional capital, we may be forced to curtail or cease our operations entirely.

Operating Activities

During the nine month periods ending January 31, 2015 and 2014, cash used in operating activities was $1,043,601 and $598,235, respectively. The increase in cash used in operating activities is primarily attributable to the losses incurred, which were offset by non-cash adjustments and increases in accounts payable.

Investing Activities

During the nine months ended January 31, 2015 we purchased approximately $5,400 in fixed assets for our new offices.

Financing Activities

We have financed our operating activities primarily from the proceeds of private placements of common stock. During the nine months ended January 31, 2015, there was $68,429 of cash used by financing activities from the repayment of notes payable to related parties and the repurchase of stock associated with the Sand Dollar settlement.   During the nine months ended January 31, 2014, we received $520,400 from the private placement of common stock and $106,076 of proceeds from the issuance of notes payable from related parties.

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

In our Annual Report, we indicated that we had a material weakness in our internal control over financial reporting due to the lack of sufficient controls in place to ensure that all disclosures required were addressed in our financial statements, lack of an internal audit function and lack of segregation of duties, all of which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management believes that the appointment of additional management personnel will lead to increased oversight over the accounting and reporting function. If we can raise sufficient capital or our operations generate sufficient cash flow, we will hire additional personnel to handle our accounting and reporting functions.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2012, Sand Dollar Partners, LLC (Sand Dollar”), a shareholder of the Company filed a complaint in the Superior Court of Arizona, Pima County against, among other parties, ISI, our wholly-owned subsidiary, John Steel, our former CEO and director, and Jonathan Lakey, our former director. In 2010, Sand Dollar invested $357,000 in ISI through the purchase of a convertible promissory note which was converted into 3,591,729 shares of the Company’s common stock. The plaintiff contends that it was entitled to issuance of additional shares and nomination of one board member.

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

In July 2012, a complaint was filed against the Company and John Steel in the United States District Court for the District of Utah, Central Division for infringement and misappropriation of a patent. The plaintiffs contend that they were the actual purchasers of the MicroIslet patent out of MicroIslet’s bankruptcy proceedings in 2009 and that the respective intellectual property rights have been never assigned to either ISI or the Company.  As a result, they allege that the Company’s claim to the ownership of the MicroIslet patent based on the assignment of the patent by its founders is baseless. The complaint sought monetary damages including punitive damages of at least $12 million, costs, attorneys' fees, and declaratory judgment. On January 8, 2013, the Court dismissed the plaintiff’s action for lack of recoverable damages. On February 24, 2015 at a hearing, the Court dismissed certain cause for actions of the plaintiffs’ claims and granted the plaintiffs leave to file a second amended complaint to attempt to remedy the deficiencies the court identified at the hearing.  The Court also denied a motion for declaratory judgment to enforce a settlement agreement brought by an intervenor in the action. The Company believes the plaintiffs’ claims to be without merit and will continue to vigorously defend against this action and has determined that it is unlikely any damages will be paid notwithstanding the foregoing, the parties previously entered into a settlement agreement and there is currently pending a motion to enforce such agreement, which would resolve the litigation.

On March 24, 2015, Richard Schoninger, Jacqueline Schoninger, Scott Schoninger, Gerald Allen, and Cova Capital Partners, LLC ("Plaintiffs"), filed a lawsuit against James Green and William Wilkison, members of our Board of Directors and our CEO and COO, respectively, in the United States District Court for the Southern District of New York (Case No. 15-cv-2233).   Plaintiffs' complaint asserts various claims, including breach of contract, fraud, and unjust enrichment relating to a merger agreement entered into between us and Brighthaven Ventures L.L.C. ("BHV").  Plaintiffs seek an unspecified amount of compensatory damages, $100,000,000 in punitive damages, that a constructive trust be placed upon defendants' ownership in BHV and interest and costs.

The Company is not a party to the action and is unable to determine at this time what effects this action will have on the Company and it operations and finances.

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

ISLET SCIENCES, INC.

Date: April 21, 2015	By:	/s/ James Green
Name: James Green
Title: Chief Executive Officer
(principal executive officer)

Date: April 21, 2015	By:	/s/ Steve Delmar
Name: Steve Delmar
Title: Chief Financial Officer
(principal financial officer)